Form 10-Q
period 1996-06-30
FEATHERLITE MFG INC
filed 1996-08-13
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

                        Commission File Number: 0-24804

                             Featherlite Mfg., Inc.
             (Exact name of registrant as specified in its charter)

         Minnesota                                        41-1621676
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 Highways 63 & 9, P.O. Box 320, Cresco, IA 52136
         (Address of principal executive offices)         (Zip Code)

                                  319/547-6000
              (Registrant's telephone number, including area code)

- ----------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             [x] Yes     [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                             [ ] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     6,435,000 Shares as of August 13, 1996

                             FEATHERLITE MFG., INC.

                                     INDEX


                                                                  Page No.

Index.................................................................2

Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

     Balance sheets
     June 30, 1996 and December 31, 1996..............................3

     Statements of Income
     Three Months and Six Months
     Ended June 30, 1996 and 1995.....................................4

     Condensed Statements of Cash Flows
     Six Months Ended June 30, 1996 and 1996..........................5

     Notes to Financial Statements....................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................8

Part II.  Other Information:

Item 4.  Submission of Matters to a Vote
         of Security Holders.........................................11

Item 6.  Exhibits and Reports on Form 8-K............................12

Signatures...........................................................13

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite Mfg., Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)

                                              June 30,             December 31,
                      ASSETS                    1996                   1995
                                              (Note 1)

Current Assets
    Cash and equivalents                  $         831          $         811
    Trade receivables                             5,942                  5,501
    Refundable income taxes                         166                    466
    Inventories
      Raw Materials                               7,411                  6,886
      Work in process                             2,916                  3,329
      Finished trailers                           7,469                  9,247
                                               ________               ________
      Total inventories                          17,796                 19,462
    Prepaid expenses                                544                    788
    Deferred taxes                                  430                    430
                                               ________               ________
    Total current assets                         25,709                 27,458
                                               ________               ________

Property and equipment                           16,857                 16,115
    Less accumulated depreciation                (4,513)                (3,781)
                                               _________               ________
    Property and equipment net                   12,344                 12,334
                                               _________               ________


Other assets                                      6,320                  6,293
                                               ________               ________
                                           $     44,373          $      46,085
                                               ========               ========

                       LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current maturities of long term debt  $         911          $       1,095
    Other notes payable                             166                    657
    Accounts payable                              6,542                  8,418
    Accrued liabilities                           2,529                  1,928
                                               ________               ________
    Total current liabilities                    10,148                 12,098
                                               ________               ________
Long Term Debt, net of current
   maturities (Note 2)                           15,389                 15,194
Deferred grant income                               362                    384
Deferred taxes                                      456                    456
Commitments and contingencies (Note 3)
Shareholders' equity (Note 5 and 6)              18,018                 17,953
                                               ________               ________
                                          $      44,373          $      46,085
                                               ========               ========
See Notes to financial statements

                             Featherlite Mfg., Inc.
                         Condensed Statements of Income
                                   (Unaudited)
                    (In thousands, except for per share data)


                                                     Three months Ended             Six months Ended
                                                          June 30                        June 30
                                                          -------                        -------
                                                     1996           1995            1996           1995
                                                     ----           ----            ----           ----

Net Sales                                          $ 21,169       $ 17,396        $ 41,144       $ 35,610
Cost of Sales                                        18,465         14,833          35,422         29,768
                                                    _______        _______         _______        _______
    Gross profit                                      2,704          2,563           5,722          5,842
Selling and administrative expenses                   2,619          2,339           5,335          4,648
                                                    _______        _______         _______        _______
    Income from operations                               85            224             387          1,194
Other income (expense)
    Interest                                          (326)          (195)           (657)          (303)
    Airplane sales, net                                   -            485               -            525
    Grant and other income, net                         263            287             375            856
                                                    _______        _______         _______        _______
    Total Other income, net                            (63)            577           (282)          1,078
                                                    _______        _______         _______        _______
Income before taxes                                      22            801             105          2,272
Provision for income taxes                                8            305              40            864
                                                    _______        _______         _______        _______
    Net income                                           14            496              65          1,408
                                                    =======        =======         =======        =======

Net income per share                               $   0.00       $   0.08        $   0.01      $   0.23
                                                    _______        _______         _______        _______

Weighted average shares outstanding                   5,955          5,955           5,955          5,955
                                                    _______        _______         _______         _______


See Notes to financial statements

                             Featherlite Mfg., Inc.
                        Condensed Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                     Three months Ended         Six months Ended
                                                          June 30                    June 30
                                                          -------                    -------
                                                     1996         1995          1996         1995
                                                     ----         ----          ----         ----

Cash provided (used) by operating activities
 Net income                                          $    14    $    496       $    65      $ 1,408
 Non cash adjustments, net                               381        (450)          696         (798)
 Decrease (increase) in working capital, net             386      (2,467)          481       (4,017)
                                                     _______     ________      _______      ________
 Net cash provided by (used for) operating
    activities                                           781       2,421         1,242       (3,407)
                                                     _______     _______       _______      _______

Cash provided by (used for) investing activities
Additions to property and equipment, net                (545)      (649)          (743)      (2,139)
Additions to aircraft for resale                          -      (2,684)            -        (2,684)
Proceeds from sale of aircraft                            -          -              -         1,890
                                                     _______     _______       _______      _______
Net cash provided by (used for)
   investing activities                                 (545)    (3,333)          (743)      (2,933)
                                                     _______     _______       _______      _______

Cash provided (used for) Financing Activities
   Distributions for taxes                                -        (305)            -          (305)
   Change in short term debt                            (168)     2,942           (491)       2,886
Change in long term debt and grants                     (253)     2,897             12        1,320
                                                     _______     _______       _______      _______
Net cash provided by (used for)
   financing activities                                 (421)     5,534           (479)       3,901
                                                     _______     _______       _______      _______
Net cash and cash equivalent increase (decrease)        (185)      (220)            20       (2,439
Cash and cash equivalents, begin of period             1,016        579            811        2,798
                                                     _______     _______       _______      _______
Cash and cash equivalents, end of period             $   831   $    359       $    831     $    359
                                                     =======     =======       =======      =======

See Notes to financial statements

                              FEATHERLITE MFG., INC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying condensed financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 1995 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the six month periods ended June 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1995.

Note 2:  Long-term Debt

The Company has a Credit Agreement with a bank that provides a working capital line of credit. The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. During the six months ended June 30, 1996 the Company requested and received permission from the lender to be below the cash flow requirements defined by the agreement for the period and the year 1996. There was $8.2 million borrowed against this line of credit as of June 30, 1996.

Note 3:  Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $4,700,000 at June 30, 1996 and $3,500,000 at December 31, 1995.

The  Company  has  guaranteed   certain  notes  payable  by  Featherlite  Credit
Corporation (a related party) to a financial institution in the aggregate amount of $50,000 at June 30, 1996 and $190,000 at December 31, 1995.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $2.0 million, including $ 608,000 accrued for estimated unpaid claims at June 30, 1996 and $550,000 at December 31, 1995. The Company has obtained an irrevocable standby letter of credit in the amount of $675,000 in favor of the workers compensation claim administrator.

Note 4:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)

                                                June 30          Dec. 31,
                                                 1996              1995
                                                 ----              ----

  Common Stock - without par value;
       authorized - 40,000 shares;
       issued - 5,955,000 shares             $   12,420       $   12,420
  Additional paid-in capital                      4,061            4,061
  Retained earnings                               1,537            1,472
                                             __________       __________
       Total Shareholders' equity            $   18,018       $   17,953
                                             ==========       ==========

Note 5: Stock Option Plan

The Board of Directors granted stock options to certain employees and directors in the total amount of 249,380 shares at June 30, 1996 and 159,168 at December 31, 1995, pursuant to the stock option plan established by the Company in July 1994. These shares were granted at a prices ranging from $5.50-$9.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, which establishes new standards for stock based employee compensation plans for years beginning after December 31, 1995. The Company is not required to and has not adopted Statement No. 123; however, beginning in 1996, it must present pro forma net income and earnings per share as if Statement No. 123 had been adopted. At June 30, 1996 and December 31, 1995, the market value of the company's stock was less than the option share price and therefore, no compensation expense related to these options has been computed.

Note 6: Acquisition of Business Subsequent to June 30, 1996

In July, 1996 the Company acquired all the assets of Vantare International, Inc., a privately held manufacturer of luxury motorcoaches in exchange for 400,000 restricted shares of the Company's common stock (including 100,000 shares held in escrow pending the attainment of certain defined net earnings for
1996) with a value of approximately $2.4 million. This acquisition will be accounted for as a purchase and, accordingly, the results of operations of Vantare will be included in the Company's financial statements beginning on the date of acquisition. In connection with the acquisition the Company will record intangible assets in the estimated amount of $3.0 million, including goodwill, tradenames and certain other rights which will be amortized over 20 years. Reference should be made to the Company's Form 8K filing which will be completed by September 13, 1996 for historical and pro forma financial information on the combined entities. This information is not available at this time.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion pertains to the Company's results of operations and financial condition for the three month periods ended June 30, 1996 and 1995.

Results of Operations

     Three months ended June 30, 1996 and 1995

         Net sales of $21.2 million for the three months ended June 30, 1996 increased by 21% over the same period in 1995 which had sales of $17.4 million. This growth was led by an increase of 26% in sales of horse and livestock trailers and by an increase of more than 50% in sales of commercial trailers. Sales of utility/recreational trailers and of car trailers and race car transporters were essentially unchanged from second quarter sales in 1995.

         Gross margin for the quarter increased to $2.7 million in 1996 from $2.6 million in 1995. As a percentage of sales, gross margin for the quarter was 12.8% compared of 14.7% in 1995. This reduction was due mainly to an inventory adjustment during the quarter in the amount of approximately $425,000. The Company follows the practice of taking a complete physical count of all inventory on a quarterly basis and a monthly physical count of work in process and finished trailer inventories to verify methods used for determining cost of sales and interim inventories. Historically, these methods have been accurate. Because of the significance of the inventory adjustment, another complete physical inventory was taken July 31, 1996, which confirmed that such adjustment occurred during the second quarter and does not appear to have continued in the third quarter. The Company continues to analyze the reasons for this adjustment and has taken additional steps to insure the physical security of its inventory and the adequacy of inventory controls and procedures. Labor costs were higher during the second quarter due to start-up and development costs related to furniture moving vans which were produced during the quarter.

         Selling and administration expenses in 1996 increased by $280,000 to $2.6 million from $2.3 million in the second quarter of 1995. As a percentage of sales, these expenses were 12.4% in 1996 compared with 13.4% in 1995.

         Interest expense in 1996 increased by $131,000 due to higher average borrowings for working capital and aircraft in 1996. Other income was $510,000 less in 1996 due primarily to no aircraft sales in 1996 compared with a gain of $485,000 from aircraft sales in 1995. Other income in 1996 includes a litigation settlement.

         Six months ended June 30, 1996 and 1995

         Net sales of $41.1 million for the six months ended June 30, 1996 increased by 15.5% over the same period in 1995. This increase included the added sales of Diamond D trailers (which was acquired in the 4th quarter of 1995), and increased sales of horse trailers, snowmobile and other recreational trailers and of drop frame delivery and moving vans. On a product group basis, horse and livestock trailer sales were up 21% and 5% respectively. Utility trailer and commercial trailer sales were up 43%. Car trailer and race car transporter sales are slightly higher than last year. There were no price increases in trailer models during this period.

         Gross margin decreased to $5.7 million in the first six months of 1996 from $5.8 million in 1995. As a percentage of sales, gross margin for the six months was 13.9% compared to 16.4% for the comparable period in 1995. The margin decrease from the comparable quarter of 1995 was primarily due to the inventory adjustment occurring in the second quarter, as discussed above as well as increased labor and overhead costs in 1996. The average cost of aluminum used, which peaked in the third and fourth quarters of 1995, was slightly less in the first half of 1996 than in the same period of 1995. Labor and overhead costs are higher than a year ago due to increased average labor rates and overhead costs related to the expansion completed at the end of the first quarter in 1995. These cost increases have not been fully offset by increased volume and improved efficiency.

     Selling and administrative expenses increased by $687,000 over 1995 but remained essentially unchanged as a percentage of sales at 13.0% in 1996 and 13.1% in the same period in 1995. This increase in 1996 mainly reflects sales and other personnel added throughout 1995 to improve product exposure and to build a larger sales organization to support a higher sales volume and expanded dealer network.

     Interest expense increased in 1996 by $354,000 from 1995 as the result of increased levels of borrowings for working capital and aircraft in 1996. Borrowings against the line of credit were reduced in the first half of 1995 as a portion of the proceeds from the initial public offering were available to finance 1995 working capital increases. Other income decreased by $1.0 million in 1996 over 1995, substantially due to the non-recurrence in 1996 of a $750,000 development grant received in 1995 for working capital and operating costs related to the facilities expansion and additional sales of aircraft in 1995 which realized gains of $525,000. Other income in 1996 includes a litigation settlement.

     The provision for income taxes in 1996 reflects an effective federal and state income tax rate of 40% in 1996 and 38% in 1995. The 1996 increase reflects higher anticipated state income taxes.

     Looking Forward

     The statements made in this Form 10Q quarterly report which are forward looking in time involve risks and uncertainties discussed here and in the Company's Form 10K and other filings with the SEC, including but not limited to: product demand and acceptance of new products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization and aircraft purchases and sales.

     Sales are expected to continue to remain strong for the remainder of 1996 in nearly all product groups. The Vantare acquisition on July 1 will add significant luxury motorcoach sales in the last half of 1996. Vantare's sales for 1995 were almost $20 million. Increases in livestock trailer sales are expected to continue as cattle prices have improved. Significant additional sales are expected during the last half of the year from the sale of private label snowmobile trailers to Polaris dealers. Continued growth is expected in drop frame delivery and moving van sales which the company introduced in late 1995. In July, price increases ranging from 2 to 5% were announced for new orders received. The total sales backlog at June 30, 1996 was $11 million compared with $9.5 million at June 30, 1995 and $7.2 million at December 31, 1995.

     Continued decreases in the average cost of aluminum will have a positive impact on gross margins. However, the overall gross margin percentage may not improve as future Vantare sales will include a significant amount of used coach sales which have a low gross margin and will hold down improvement in the Company's overall gross margin percent. However the effect of this should be reduced by lower than average sales and administration costs related to the Vantare operation.

     Sales and administration expenses are expected to increase at a lower rate than sales growth as much of the organizational growth occurred in 1995. Also, the addition of Vantare will not result in a significant increase in sales and administration expense, except for amortization of intangibles as discussed in
Note 6 to financial statements. Interest expense will likely remain higher than 1995 as the average level of debt is expected to be greater in 1996 than 1995. No significant amount of grant income will be realized in 1996.

Liquidity and Capital Resources

During the six months ended June 30, 1996, the Company's operations provided net cash of $20,000, including $1,242,000 provided by operating activities, net of $743,000 used for capital expenditures and $479,000 used for debt reduction. At June 30, 1996, cash totaled $831,000.

The Company has a working capital line of credit with its primary lender. This line has a borrowing limit of $12.0 million and an interest rate of prime. The maturity date of this line is July 31, 1997, subject to renewal and extension. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. The Company requested and received permission to be below the cash flow requirements of the agreement for the year 1996. Borrowings under the line are secured by substantially all assets of the Company and guarantees of certain shareholders under defined circumstances. There was $8.2 million borrowed against this line as of June 30, 1996.

The Company  believes that its current cash  balances,  cash flow generated from
operations  and  available   borrowing  capacity  will  be  sufficient  to  fund
operations and capital requirements for the next year.

Operating activities in the six months ended June 30, 1996 provided cash of $1,242,000. Net income from operations provided cash of $65,000. This amount was increased by adjustments for depreciation of $737,000 and reduced by other non-cash items in an aggregate amount of $41,000. Reductions in receivables, inventories and other working capital items provided cash of $481,000. An inventory decrease of $1,665,000, was partially offset by a $1,184,000 net decrease in accounts receivable, prepaids, payables and accruals. Increased expenditures for working capital items may be required to support increased sales levels throughout 1996.

Investing activities in the six months ended June 30, 1996 used cash of $743,000 for plant and other improvements.

Financing activities used net cash of $479,000 after borrowing an additional $600,000 on the line of credit and repaying $1,079,000 of aircraft and other debt.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements and has guaranteed certain notes payable of Featherlite Credit Corporation, a related company. These contingent liabilities total approximately $ 4.7 million at June 30, 1996. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At June 30, 1996, the Company's maximum annual claim exposure under these programs is approximately $1.8 million. The Company has obtained an irrevocable standby letter of credit in the amount of $675,000 in favor of the workers compensation claim administrator.

As discussed in Note 6 to financial statements, in July, 1996 the Company acquired all the assets of Vantare International, Inc., a privately held manufacturer of luxury motorcoaches in exchange for 400,000 restricted shares of the Company's common stock (including 100,000 shares held in escrow pending the attainment of defined earnings by the acquired business for 1996) with a value of approximately $2.4 million. This acquisition will be accounted for as a purchase and, accordingly, the results of operations of Vantare will be included in the Company's financial statements beginning on the date of acquisition. In connection with the acquisition the Company will record intangible assets in the estimated amount of $3.0 million, including goodwill, tradenames and certain other rights which will be amortized over 20 years. Reference should be made to the Company's Form 8K filing which will be completed by September 13, 1996 for historical and pro forma financial information on the combined entities. This information is not available at this time.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Annual Meeting of the Registrant's shareholders was held on Wednesday, May 8, 1996.

     (b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 5,692,803 share in favor, with -0- shares against, 900 shares abstaining and -0- shares represented by broker nonvotes.

     (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:


      NOMINEE                NUMBER OF VOTES FOR        NUMBER OF VOTES WITHHELD

Conrad D. Clement               5,671,681                        22,022
Jeffery A. Mason                5,671,581                        22,122
Tracy J. Clement                5,669,731                        23,972
Donald R. Brattain              5,675,456                        18,247
Thomas J. Winkel                5,675,181                        18,522
Kenneth D. Larson               5,675,356                        18,347
John H. Thomson                 5,671,981                        21,722

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

               27.  Financial Data Schedule (filed in electronic format only)

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FEATHERLITE MFG., INC.
                                      (Registrant)



Date:  August 13, 1996                  /S/ CONRAD D. CLEMENT
                                        ---------------------
                                        Conrad D. Clement
                                        President & CEO




Date:  August 13, 1996                  /S/ JEFFERY A. MASON
                                        --------------------
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                 EXHIBIT INDEX


               Exhibit No.           Description

                   27                Financial Data Schedule (filed in
                                      electronic format only)