Form 10-Q
period 1996-09-30
FEATHERLITE MFG INC
filed 1996-11-12
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

                                     -----
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [ X ] Yes       [  ] No

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

                    6,235,000 Shares as of November 12, 1996

                             FEATHERLITE MFG., INC.

                                      INDEX



                                                                      Page No.

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . 2

Part I. Financial Information:

Item 1.  Financial Statements (Unaudited)

  Balance sheets
  September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . 3

  Statements of Income
  Three Months and Nine Months
  Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .  4

  Condensed Statements of Cash Flows
  Nine months Ended September 30, 1996 and 1995  . . . . . . . . . . . . 5

  Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . 8

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K .. . . . . . . . . . . . . . .12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                          Part I: FINANCIAL INFORMATION

Item 1:

                             Featherlite Mfg., Inc.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                           September 30,           December 31,
                  ASSETS                       1996                    1995
                                             (Note 1)
                                           ------------            ----------

Current Assets
    Cash and equivalents                $         743            $         811
    Trade receivables                           5,806                    5,501
    Refundable income taxes                         -                      466
    Inventories
      Raw Materials                             7,796                    6,886
      Work in process                           6,750                    3,329
      Finished trailers/coaches                 9,779                    9,247
                                               ------                   ------
      Total inventories                        24,325                   19,462
    Prepaid expenses                              608                      788
    Deferred taxes                                430                      430
                                               ------                   ------
    Total current assets                       31,912                   27,458
                                               ------                   ------

Property and equipment                         17,334                   16,115
    Less accumulated depreciation              (4,910)                  (3,781)
    Property and equipment, net                12,424                   12,334
                                               ------                   ------

Other assets                                    9,697                    6,293
                                               ------                   ------
                                        $      54,033            $      46,085
                                               ======                   ======


   LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current maturities of long term
      debt                              $       1,068            $       1,095
    Other notes payable                         1,191                      657
    Accounts payable                            9,381                    8,418
    Accrued liabilities                         5,015                    1,928
                                               ------                   ------

    Total current liabilities                  16,655                   12,098
                                               ------                   ------
Long Term Debt, net of current maturities
  (Note 2)                                     16,547                   15,194
Deferred grant income                             351                      384
Deferred taxes                                    456                      456
Commitments and contingencies (Note 3)
Shareholders' equity (Note 4, 5 and 6)         20,024                   17,953
                                               ------                   ------
                                        $      54,033            $      46,085
                                               ======                   ======



See Notes to financial statements


                             Featherlite Mfg., Inc.
                              Statements of Income
                                   (Unaudited)
                    In thousands, except for per share data)


                                             Three months Ended            Nine months Ended
                                                September 30                  September 30
                                                ------------                  ------------
                                             1996           1995            1996           1995
                                             ----           ----            ----           ----

Net Sales                                $ 28,384       $ 16,164        $ 69,528       $ 51,774
Cost of Sales                              24,446         13,984          59,869         43,752
                                           ------         ------          ------         ------
    Gross profit                            3,938          2,180           9,659          8,022
Selling and administrative expenses         3,248          2,561           8,582          7,209
                                           ------         ------          ------         ------
    Income from operations                    690         ( 381)           1,077            813
Other income (expense)
    Interest                                 (395)         (194)          (1,052)          (497)
    Airplane sales, net                         -             -                -            525
    Grant and other income, net                44            39              419            895
                                           ------        ------           ------         ------
    Total Other income, net                  (351)         (155)            (633)           923
                                           ------        ------           ------         ------
Income before taxes                           339          (536)             444          1,736
Provision for income taxes                    133          (204)             173            660
                                           ------        ------           ------         ------
    Net income                                206          (332)             271          1,076
                                           ======        ======           ======         ======


Net income per share                     $   0.03       $ (0.05)        $   0.04       $   0.18
                                           ------        ------           ------         ------
Weighted average shares outstanding         6,255         5,955            6,055          5,955
                                           ------        ------           ------         ------





See Notes to financial statements

                             Featherlite Mfg., Inc.
                        Condensed Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                          Nine months Ended
                                                             September 30
                                                          1996          1995
                                                          ----          ----

Cash provided (used) by operating activities
Net income                                             $   271      $  1,076
Non cash adjustments, net                                  984          (498)
(Increase) in working capital, net                        (840)       (5,303)
                                                        ------        ------
Net cash provided by (used for) operating activities       415        (4,725)
                                                        ------        ------

Cash provided by (used for) investing activities
Acquisition of business                                    317             -
Additions to property and equipment, net                  (965)       (2,325)
Additions to aircraft for resale                             -        (3,860)
Proceeds from sale of aircraft                               -         4,226
                                                        ------        ------
Net cash provided by (used for) investing activities      (648)       (1,959)
                                                        ------        ------

Cash provided (used for) Financing Activities
Distributions for taxes                                      -          (305)
Change in short term debt                                 (766)            -
Change in long term debt and grants                        931         4,617
                                                        ------        ------
Net cash provided by (used for) financing activities       165         4,312
                                                        ------        ------
Net cash and cash equivalent increase (decrease)           (68)       (2,372)
Cash and cash equivalents, begin of period                 811         2,799
                                                        ------        ------
Cash and cash equivalents, end of period               $   743      $    427
                                                       =======      ========

Non-cash Investing and Financing Activities
Fair market value of assets acquired, excluding cash   $ 6,186
Excess of purchase price over net assets acquired        3,139
Liabilities assumed                                     (7,842)
Issuance of common stock                                (1,800)
                                                       -------
Cash and equivalents acquired                          $   317
                                                       =======






See Notes to financial statements

                             FEATHERLITE MFG., INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the nine month periods ended September 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1995.

Note 2:  Long-term Debt

The Company has a Credit Agreement with a bank that provides a working capital line of credit. The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. During the nine months ended September 30, 1996 the Company requested and received permission from the lender to be below the cash flow requirements and to exceed the leverage limits defined by the agreement for the period. There was $9.5 million borrowed against this line of credit as of September 30, 1996.

Note 3:  Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $5,600,000 at September 30, 1996 and $3,500,000 at December 31, 1995.

The  Company  has  guaranteed   certain  notes  payable  by  Featherlite  Credit
Corporation (a related party) to a financial institution in the aggregate amount of $30,000 at September 30, 1996 and $190,000 at December 31, 1995.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $2.0 million, including $670,000 accrued for estimated unpaid claims at September 30, 1996 and $550,000 at December 31, 1995. The Company has obtained an irrevocable standby letter of credit in the amount of $675,000 in favor of the workers compensation claim administrator.

Note 4:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)
                                                   Sept. 30          Dec. 31,
                                                     1996              1995
                                                     ----              ----

Common Stock - without par value;
   authorized - 40,000 shares;
   issued - 6,255,000 shares*                     $   14,220       $   12,420
Additional paid-in capital                             4,061            4,061
Retained earnings                                      1,743            1,472
                                                     --------       ---------
   Total Shareholders' equity                     $   20,024       $   17,953
                                                   ==========       ==========

* As discussed in Note 6, on July 1, 1996, the Company issued 300,000 shares of unregistered common stock with an estimated value of $1.8 million to acquire the assets of Vantare International, Inc. An additional 100,000 shares are held in escrow pending the attainment of certain defined net earnings for 1996.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, which establishes new standards for stock based employee compensation plans for years beginning after December 31, 1995. The Company is not required to and has not adopted Statement No. 123; however, beginning in 1996, it must present pro forma net income and earnings per share as if Statement No. 123 had been adopted. At September 30, 1996 and December 31, 1995, the market value of the company's stock was less than the option share price for a substantial portion of the options, and therefore, no compensation expense related to these options has been computed.

Note 6: Acquisition of Business

In July, 1996 the Company acquired all the assets of Vantare International, Inc., a privately held manufacturer of luxury motorcoaches, in exchange for 300,000 restricted shares of the Company's common stock (not including 100,000 shares held in escrow pending the attainment of certain defined net earnings for
1996) with a value of approximately $1.8 million and the assumption of certain liabilities. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Vantare have been included in the Company's financial statements beginning on the date of acquisition. The Company recorded intangible assets in the amount of $3.1 million, including goodwill, tradenames and certain other rights, which are being amortized over 20 years. If the additional 100,000 shares held in escrow are issued, goodwill and shareholders' equity will be increased by $600,000.

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the nine months ended September 30, 1996 as if the business combination had occurred on December 31, 1995 (in thousands, except for per share data):
                                                             1996
                                                             ----
                     Revenue                               $ 81,708
                     Net earnings                                59
                     Earnings per share                    $    .01
                                                           ========

The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date assumed above.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following   discussion   pertains  to  the  Company's  results  of
operations and financial condition for the three and nine month periods ended September 30, 1996 and 1995.

Results of Operations

         Three months ended September 30, 1996 and 1995

         Net sales of $28.4 for the three months ended September 30, 1996 increased by $12.2 million or 75% over the same period in 1995 which had sales of $16.2 million. This growth was led by increases of 18.8% in Featherlite and Econolite trailer sales as well as added Diamond D trailer sales and sales of Vantare and Featherlite motorcoaches totaling $9.4 million.On a product line basis, livestock and utility trailers were both up over 50% during the quarter and horse and commercial trailer sales each increased by over 15%. Car trailer and race car transporter sales were down about 10% compared to 1995. There was a 2 to 5% price increase on July 1, 1996 but only a small portion of the sales for the quarter included this increase.

         Gross margin for the quarter increased to $3.9 million in 1996 from $2.2 million in 1995. As a percentage of sales, gross margin for the quarter was 13.9% in 1996 compared of 13.5% in 1995. Material costs were higher during the quarter due primarily to a larger material cost percentage for motorcoaches than trailers, which absorbed the positive effect on margins of declining aluminum costs. Labor and overhead costs improved slightly as a percentage of sales.

         Selling and administration expenses in 1996 decreased as a percentage of sales to 11.4% in 1996 compared with 15.8% in 1995. These expenses increased by $687,000 to $3.2 million in 1996, including $259,000 related to Vantare, from $2.5 million in the third quarter of 1995.

         Interest expense in 1996 increased by $200,000 due to higher average borrowings for working capital and aircraft in 1996.

         Nine months ended September 30, 1996 and 1995

         Net sales of $69.9 million for the nine months ended September 30, 1996 increased by 34.3% from $51.8 million in 1996. This increase includes a 12% increase in the sale of Featherlite and Econolite trailers plus the added sales of Diamond D trailers (which was acquired in the 4th quarter of 1995) and Vantare motorcoaches (which was acquired in the 3rd quarter of 1996). Significant gains have occurred in 1996 in sales of horse and livestock trailers, which are each up more than 19%, and increased sales of snowmobile and other recreational/utility trailers and the drop frame delivery and moving vans which are each up over 39% in 1996. Car trailer and race car transporter sales are down about 3% compared to last year. Motorcoach sales of $8.3 million in 1996 have resulted primarily from the acquisition of Vantare in July 1996.

         Gross margin increased to $9.7 million in the first nine months of 1996 from $8.0 million in 1995. As a percentage of sales, gross margin for the nine months was 13.9% compared to 15.5% for the comparable period in 1995. The margin decrease for the comparable quarter of 1995 was primarily due to the following factors: a $425,000 inventory adjustment occurring in the second quarter and increased material costs of motorcoaches, including the cost of used trade-ins. The average cost of aluminum used, which peaked in the third and fourth quarters of 1995, was less in the first nine months of 1996 than in the same period of 1995. Labor and overhead costs are higher than a year ago due to increased average labor rates and overhead costs related to the expansion completed at the end of the first quarter in 1995. The overhead cost increases related to the expansion have been substantially offset by increased volume and improved efficiency.

         Selling and administrative expenses decreased as a percentage of sales to 12.3% in 1996 compared with 13.9% in 1995. They increased by $1.4 million in 1996 to $7.2 million in 1995. This increase in 1996 mainly reflects sales and other personnel added throughout 1995 to improve product exposure and to build a larger sales organization to support higher sales volume and expanded dealer network. The acquisition of Vantare increased selling and administrative expenses by $259,000 in 1996.

         Interest expense increased in 1996 by $555,000 from 1995 as the result of increased levels of borrowings for working capital and aircraft in 1996. Borrowings against the line of credit were reduced in the first half of 1995 as a portion of the proceeds from the initial public offering were available to finance 1995 working capital increases. Other income decreased by $1.0 million in 1996 over 1995, substantially due to the non-recurrence in 1996 of a $750,000 development grant received in 1995 for working capital and operating costs related to the facilities expansion and additional sales of aircraft in 1995 which realized gains of $525,000. Other income in 1996 includes a litigation settlement.

         The provision for income taxes in 1996 reflects an effective federal and state income tax rate of 39% in 1996 and 38% in 1995. The 1996 increase reflects higher anticipated state income taxes.


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

         Sales are expected to continue to remain strong for the remainder of 1996 in nearly all product groups. The Vantare acquisition on July 1 will add significant luxury motorcoach sales in the last quarter of 1996 and into 1997. Increases in livestock trailer sales are expected to continue as cattle prices have improved. Significant additional sales are expected during the last half of the year from the sale of private label snowmobile trailers to Polaris dealers. Continued growth is expected in drop frame delivery and moving van sales which the company introduced in late 1995. These sales are expected to substantially replace sales of semi-flat bed trailers which the Company has discontinued due to lower profit margins. In July, price increases ranging from 2 to 5% were announced for new orders received. The total sales backlog at September 30, 1996 was approximately $32 million, including $16.6 million in Vantare orders, compared with $8.7 million at June 30, 1995 and $7.2 million at December 31, 1995. About $15 million of this backlog will be delivered in 1996.

         Continued decreases in the average cost of aluminum will have a positive impact on gross margins. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantial portions of its total aluminum requirements for the remainder of 1996 and much of 1997. However, the overall gross margin percentage may not improve as future Vantare sales will include a significant amount of used coach sales which have a low gross margin and offset the effect of new coach sales which have a higher average margin. However the effect of this on overall operating income should be more than offset by lower than average sales and administration costs related to the Vantare operation.

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

Liquidity and Capital Resources

During the nine months ended September 30, 1996, the Company's operations used net cash of $68,000, including $415,000 provided by operating activities, $317,000 provided by the acquisition of a business, net of $965,000 used for capital expenditures and $165,000 provided by increased borrowings. At September 30, 1996, cash and cash equivalents totaled $743,000.

The Company has a working capital line of credit with its primary lender. This line has a borrowing limit of $12.0 million and an interest rate of prime. The maturity date of this line is July 31, 1997, but is in the process of being extended for another year. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. During the nine months ended September 30, 1996, the Company requested and received permission from the lender to be below the cash flow requirements and to exceed the leverage limit defined by the agreement for the period. Borrowings under the line are secured by substantially all the assets of the Company and guarantees of certain shareholders under defined circumstances. There was $9.5 million borrowed against this line as of September 30, 1996.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year. However, the Company is in the process of negotiating a $3.5 million line of credit with a finance company to provide financing for new and used motorcoaches manufactured or acquired by its Vantare division.

Operating activities in the nine months ended September 30, 1996 provided cash of $415,000. Net income from operations provided cash of $271,000. This amount was increased by adjustments for depreciation of $1,141,000 and reduced by other non-cash items in an aggregate amount of $157,000. Net changes in receivables, inventories and other working capital items used cash of $840,000, excluding the effect of the Vantare acquisition which increased receivables, inventory and prepaids by $5,780,000 and increased accounts payable and accruals by $6,146,000. An inventory decrease of $624,000 was offset by a $1,464,000 net decrease in accounts receivable, prepaids, accounts payable and accruals. Increased expenditures for working capital items may be required to support increased sales levels throughout the next year.

Investing activities in the nine months ended September 30, 1996 used cash of $966,000 for plant and other improvements. The Company also made a non-cash acquisition of the assets of Vantare International, Inc. as of July 1, 1996. In connection with this purchase which is described in Note 6 to financial statements, the Company received cash and cash equivalents in the amount of $317,000 and property and equipment valued at $407,000. The facility used by Vantare is leased.

Financing activities provided net cash of $165,000 after borrowing an additional $1,900,000 on the line of credit and repaying $1,735,000 of aircraft and other debt. In connection with the purchase of the assets of Vantare International, Inc. as of July 1, 1996, which is discussed in Note 6 to financial statements, the Company issued 300,000 shares of common stock with an approximate value of $1,800,000 and assumed notes payable and long-term debt of $1,697,000.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements and has guaranteed certain notes payable of Featherlite Credit Corporation, a related company. These contingent liabilities total approximately $ 5.6 million at September 30, 1996. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At September 30, 1996, the Company's maximum annual claim exposure under these programs is approximately $1.8 million. The Company has obtained an irrevocable standby letter of credit in the amount of $675,000 in favor of the workers compensation claim administrator.

The Company plans to expand certain of its facilities in the remainder of 1996 or 1997, including a 16,000 square foot facility to be located in Mocksville, North Carolina for sales and service of race car transporters and motorcoaches. This facility will be held under an operating lease with an individual who is also a Featherlite dealer. The Company intends to expand its Vantare motorcoach production, service and office facilities in Sanford, Florida. This expansion will cost approximately $600,000 and, upon completion, it will be leased from Seminole County Port Authority, the present owner of the Vantare facility. The Company will provide interim financing on this project until it is completed and purchased by the Port Authority. The Company has made a commitment to the City of Cresco to construct a hanger facility at a cost of approximately $300,000 as part of a pending airport expansion project in 1997 or 1998. If completed the facility will be owned by the City and leased to the Company at a nominal cost for at least 20 years.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. See Exhibit Index on Page following signatures

         (b) Form 8-K. The Registrant filed reports on Form 8-K during the three months ended September 30, 1996 as follows.

                  On July 11, 1996 a Form 8-K report was filed to report the acquisition of the assets of Vantare International, Inc.

                  On September 13, 1996 Amendment No. 1 to the Form 8-K filed on July 11, 1996 to include the following financial statements of the business acquired and pro forma financial information.

                  (a)      Financial Statements of Business Acquired

                           (1)   Audited   Financial   Statements   of   Vantare
                           International, Inc. as of December 31, 1995 and for the year then ended, consisting of:

                                 (A)     Independent Auditors' Report
                                 (B)     Balance Sheet
                                 (C) Statement of Operations and Accumulated Deficit
                                 (D)     Statement of Cash Flows
                                 (E)     Notes to Financial Statements

                           (1) Unaudited Financial Statements of Vantare International, Inc. as of June 30, 1996 and for the six month periods ended June 30, 1996 and June 30, 1995, consisting of:

                                 (A)     Balance Sheets
                                 (B)     Statements of Operations and
                                         Accumulated Deficit
                                 (C)     Statements of Cash Flows
                                 (D)     Notes to Financial Statements

                  (b)      Pro Forma Financial information

                           (2)  Pro  Forma   Combined   Consolidated   Financial
                           Information consisting of:

                                 (A)     Pro forma combined  consolidated
                                         balance  sheet as of June  30,  1996
                                 (B) Pro forma consolidated statements of income for the six month period ended June 30, 1996 and the year ended December 31, 1995
                                 (C)     Notes to Pro forma Consolidated
                                         Financial Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FEATHERLITE MFG., INC.
                                            (Registrant)



Date:  November 12, 1996                  /S/ CONRAD D. CLEMENT
                                          Conrad D. Clement
                                          President & CEO




Date:  November 12, 1996                  /S/ JEFFERY A. MASON
                                          Jeffery A. Mason
                                          Chief Financial Officer

                                    EXHIBIT INDEX


     Exhibit No.           Description



         10.1 Agreement dated August 1, 1996 between the Company and Dolton Aluminum

         10.2 Agreement dated August 1, 1996 between the Company and Alumax Extrusions Inc.

         27       Financial Data Schedule (filed in electronic format only)