Form 10-K405
period 1996-12-31
FEATHERLITE MFG INC
filed 1997-03-28
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended                                Commission File No.:
     December 31, 1996                                          0-24804

                             FEATHERLITE MFG., INC.
             (Exact Name of Registrant as Specified in its Charter)

      Minnesota                                         41-1621676
(State of Incorporation)                   (IRS Employer Identification Number)

                                Highways 63 and 9
                               Cresco, Iowa 52136
                                 (319) 547-6000
                    (Address of principal executive offices;
                           Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 1997, was $18,563,000 (based on the last sale price of the registrant's Common Stock on such date).

     Shares of without par value  Common  Stock  outstanding  at March 18, 1997:
6,255,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated Part of this Form 10-K: (1) Annual report to shareholders for the fiscal year ended December 31, 1996 - Part II; (2) Proxy statement for 1997 Annual Meeting - Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Featherlite Mfg., Inc. was organized by current management as a Minnesota corporation in 1988 to acquire the assets of a non-affiliated business which manufactured trailers since the early 1970s under the FEATHERLITE(R) brand name. The Company designs, manufactures and markets over 400 models of both custom made and standard model specialty aluminum and steel trailers through a network of over 240 full-line dealers and over 600 limited-line utility dealers located in the United States and Canada. Its product lines vary from an eight-foot livestock trailer to a specially designed trailer which houses a rare traveling museum exhibition or a custom designed trailer to transport race cars, spare parts, tools and work shops of race car owners and drivers.

     In 1996, the Company began manufacturing and marketing a custom luxury motorcoach primarily through the acquisition of Vantare International, Inc., which is among the leaders and fastest growing companies in the motorcoach industry. Entry into the luxury motorcoach market was consistent with Featherlite's long-term growth strategy of product diversification. These motorcoaches are marketed under the trade name "VANTARE by Featherlite(TM)".

     The Company markets its primary products under the FEATHERLITE(R) brand name. FEATHERLITE(R) trailers are made of aluminum, which differentiates the Company from most of its competitors that primarily make steel trailers. Aluminum trailers are superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company's focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL(TM) series (replaced Econolite beginning in 1997) and DIAMOND D(R) brands in order to provide dealers and customers with a high quality, but less expensive, alternative to the aluminum trailer.

     Management believes that the Company's growth is being caused by overall market expansion, particularly in uses related to entertainment and leisure, and by the Company increasing its share of a fragmented market. Demand for the Company's products is being significantly driven by the lifestyles, hobbies and events that are important to Featherlite's target customers. Growth in those product and service categories which could use or require a high quality trailer is creating increased demand for the Company's products. Those categories and uses include pickup trucks, sport utility vehicles, all-terrain-vehicles, personal watercraft and snowmobiles; auto races, classic car shows and motorcycle rallies; hobby farming and raising and showing horses; art and craft fairs and expositions; and vending trailers for selling crafts, food and other concessions, such as T-shirts or novelty items. Examples of other users of the Company's trailers include lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable.

     The Company continually monitors the market for opportunities to introduce new and innovative designs. Featherlite pioneered the introduction of standard model aluminum horse and livestock trailers, which traditionally had been custom made. It has also responded to the increasing demand for customizing the interiors of trailers, a capability which helps distinguish the Company from its competition. Typical interiors range from simple, such as a dressing room, closet and mirror in the nose of a horse trailer, to sophisticated, such as upholstered seating and sleeping areas, kitchens, bathrooms and modern electronics, including fax machines, cellular phones and satellite dishes, in race car transporters and luxury custom coaches. In addition, Featherlite refines the products it already offers by introducing new features to satisfy the increasing demands of its customers.

     The Company pays special attention to its target customers and attempts to reach them through a variety of media. Unlike most of its competition, Featherlite is large enough to benefit from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite's designation as the "Official Trailer of NASCAR, CART, IRL, ARCA, ASA, World of Outlaws and the Indianapolis Motor Speedway," a major sponsor of NHRA drag racing and association with the All American Quarter Horse Congress, the International Arabian Horse Association and others. Featherlite intends to expand its promotional activities as the Company enters new markets.

Specialty Trailer and Motorcoach Industries

     The company operates in two principal industries and business segments: specialty trailers and motorcoaches, as discussed in the sections labeled "Management's Discussion and Analysis" which appears in Company's Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

Specialty Trailer Industry

     Specialty trailers are designed for specific hauling purposes rather than for general commercial freight. The customers of the specialty trailer industry consist of broad segments of the general public, such as hobbyists, sports enthusiasts, farmers and ranchers, engaged in the activities for which particular trailers are designed. In contrast, commercial freight trailers are generally made for non-specific purposes and the customers are typically trucking companies and manufacturers with fleets of trucks and trailers. Unlike the commercial freight trailer industry which is dominated by a few large manufacturers, the specialty trailer industry is comprised of many small manufacturers. No published statistics are available on the size of the specialty trailer industry or its subcategories. However, the Company believes that there may be as many as 500 manufacturers of specialty steel trailers in the United States, of which approximately 20 manufacture specialty aluminum trailers.

     Historically, specialty trailers were made of steel, principally because they cost approximately 30% to 40% less than trailers made primarily of aluminum. Entry into the production of steel trailers is relatively easy and inexpensive because of the widespread availability of steel components and simple production techniques. The relative lack of barriers to entry into the steel trailer industry, differing regional demands for trailer types and the relatively high cost of long distance delivery have contributed to the fragmented status of the specialty trailer industry. As a result, specialty trailer manufacturers generally produce relatively small numbers of trailers for sale in limited geographical markets without the efficiencies of high volume production, quality controls, significant warranty and service capabilities, substantial dealer networks, or national advertising and marketing programs. In comparison, production of aluminum trailers requires larger capital investment in dies, extrusion molds and equipment, more sophisticated welding and production techniques, and greater design capabilities to maximize the strength-to-weight ratio advantage of aluminum over steel.

     In dollar sales, the Company estimates that aluminum trailers presently constitute five to ten percent of the total market for specialty trailers and that this percentage is increasing. The trend of the trailer market to migrate toward aluminum models is driven by a number of factors. Aluminum trailers offer substantial advantages over steel trailers in weight, ease of maintenance, durability and useful life. Aluminum trailers do not rust and weigh 30% to 40% less than comparable steel models. Maintenance is substantially less on aluminum trailers because of the absence of rust and because they typically are not painted or are pre-painted with a baked-on enamel. As a result, aluminum trailers can be offered with superior warranties and provide greater customer satisfaction. The lighter weight of aluminum trailers reduces the demands on the towing vehicle, affords better gas mileage and allows a greater percentage of gross trailer weight for carrying cargo.

Motorcoach Industry

     Bus conversion motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $500,000 to $900,000 or more. These motorcoaches are made from a bus shell for conversions that is purchased and completed to provide an interior area designed to the customers specifications. It has been estimated that this segment of the RV market experienced more than a 30% growth between 1990 and 1994 and this growth is expected to continue in the future. A large part of the target market, the 45 to 64 age group, is expected to grow by 33% this decade alone. Sales of these vehicles will be boosted because this group is expected to retire earlier and have a greater affluence than previous generations. The Company believes that there are presently ten or more companies in this industry.

Products and Services

     The Company's primary business activity is the manufacture and sale of specialty aluminum trailers under the FEATHERLITE(R) brand name. In 1996, the Company began manufacturing and marketing a custom motorcoach under the name "VANTARE by Featherlite(TM)". In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL(TM) series (formerly Econolite) and DIAMOND D(R) brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. Rework and warranty services are also provided for Company built trailers at the Company's facilities and dealer locations. The Company and an affiliate provide dealer and retail product financing. For 1996, over 95% of the Company's revenues were derived from trailer and motorcoach sales.

     The following data illustrate the percentage of the Company's net sales by product type in 1994, 1995 and 1996 (dollars in thousands):



                                                                 Years ended December 31
                                           1994                           1995                           1996
                                   Amount         Percent         Amount         Percent        Amount         Percent*

Horse                              $21,179         37.3%          $23,985         36.8%         $29,697          31.1%
Livestock                           14,590         25.7%           13,604         20.9%          17,789          18.6%
Car and race car
 transporters                        9,237         16.3%           14,333         22.0%          15,847          16.8%
Utility and                          2,600          4.5%            4,468          6.9%           7,206           7.5%
 recreational
Commercial and semi                  9,229         16.2%            8,786         13.4%          10,150          10.6%
Motorcoaches                          ---           ---              ---           ---           14,785          15.5%
Net Trailer &
 Motorcoach Sales                  $56,835        100.0%          $65,176        100.0%         $95,474         100.0%


*Product mixed percentages in 1996 affected by addition of motorcoaches.

Trailers

     The Company is unique among trailer manufacturers because of the many types of trailers it makes. The Company's FEATHERLITE(R), FEATHERLITE- STL(TM) series and DIAMOND D(R) trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company's primary trailer types are horse, livestock, utility and cargo, snowmobile and car trailers as well as race car transporters. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE(R) brand trailers, which are "all aluminum" with the exception of steel axle and hitch parts, enjoy a premier image in the industry. Sales of FEATHERLITE(R) brand trailers currently represent over 82% of the Company's total trailer sales. FEATHERLITE-STL(TM) series and DIAMOND D(R) brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

     FEATHERLITE(R), FEATHERLITE-STL(TM) series and DIAMOND D(R) trailers are built as standard models or to customer order from selected options. Depending on the model, the Company's trailers generally include name brand tires, reflectors and exterior running and license plate lights, sealed and enclosed wires, and safety chains and breakaway switches. Popular options to standard designs include paint schemes, logos, lettering and graphics, winches and generators, viewing platforms, workbenches and cabinets, vents and other airflow designs, rollup doors, access and side doors and windows, aluminum wheels and hubcaps, and hydraulic or air brakes.

     Trailer design traditionally has been utilitarian. Recently, however, the demand for trailers with special amenities and custom designed features has increased dramatically. For that reason, the Company's Interiors Division offers options ranging from simple shelves, cupboards, lockers and dressing rooms to complete living quarters, including upholstered furniture, electronics, wood or laminated Formica finishes, air conditioning, refrigerators, dinettes and bath packages. The Company stresses its ability and willingness to build trailers "from the ground up" with unique, even luxurious, custom designed features and amenities tailored to customer specifications. This distinguishes the Company from many other trailer manufacturers.

     In addition to custom designed trailers, the Company manufactures standard model trailers for inventory which are available for immediate delivery to dealers. In an industry consisting primarily of manufacturers who custom build trailers, the Company's introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 40% of the Company's total trailer sales. The Company's dealer network has enthusiastically endorsed and supported the standard model concept.

     Retail prices for the Company's standard aluminum model trailers range from approximately $1,200 for the least expensive snowmobile trailer to over $300,000 for a custom built race car transporter and hospitality trailer and over $900,000 for a luxury coach. Representative FEATHERLITE(R) aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer.

Motorcoaches

     The Company offers three motorcoaches based on various models made from a single bus shell manufacturer (Prevost Car Company), the XL-40 and XL-45 and the H3-45. Even though the "H" body style is much taller and the layout is considerably different than a typical XL motorcoach, it has become the most popular model requested by customers. The Company also now offers a "slide-out" model which expands the livable space within the motorcoach.

     The Company's goal is to produce the best performing and most reliable coach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts and which were previously developed by Vantare International, Inc. when it was in the business of building yachts.

     All coaches are built to customer order from selected options, except for show motorcoaches which are built for demonstration and resale purposes at particular shows or events. Retail prices range from $500,000 to $900,000 or more.

     The Company also sells used motorcoaches which are taken as trade-ins from customers on new coaches or on a consignment basis. Repair services are provided for coaches of customers and others at the Vantare facility in Sanford, Florida, as well as at a Company service center in Mocksville, North Carolina and Cresco, Iowa.

Other Business Activities

     In addition to the manufacture and sale of specialty trailers and luxury motorcoaches, the Company sells replacement and specialty trailer parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 1996 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly-owned subsidiary of the Company, conducts such aircraft dealer activities. Featherlite Aviation Company currently holds for resale three used aircraft. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft, create risks to the Company and its operating results. The Company maintains liability insurance policies relating to its aircraft in an amount it believes to be adequate, but there is no assurance that its coverage will continue to be available at an acceptable price or be sufficient to protect the Company from adverse financial effects in the event of claims. The Company's other business activities, in the aggregate, accounted for approximately 5.6%, 5.8% and 3.9% of the Company's net sales for 1994, 1995 and 1996, respectively.

Marketing and Sales

Dealer Network

     The Company markets its products primarily through a network of over 240 full-line dealers and over 600 limited-line utility dealers located in the United States and Canada, one distributor serving the southeast region of the United States, and one distributor serving Alberta and British Columbia, Canada. Dealers typically handle only a portion of the entire FEATHERLITE(R),
FEATHERLITE-STL(TM) series and DIAMOND D(R) product lines and may sell other steel trailer brands. Featherlite dealers are not prohibited by their agreements with the Company from selling other brands of aluminum trailers but generally do not do so. No single dealer represents more than 10% of the Company's net sales. The Company's top 50 dealers accounted for approximately 74%, 76% and 54% of the Company's net trailer sales for 1994, 1995 and 1996, respectively. For these periods, 79% or more of the Company's trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily drop deck trailers, specialty trailers and race car transporters. The Company does not sell direct its horse and livestock trailers. For these periods, approximately 97% of the number of units sold were sold by the dealer network.

     Dealers and distributors sell FEATHERLITE(R), FEATHERLITE-STL(TM) series and DIAMOND D(R) products under contractual arrangements which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers and distributors may be terminated. Such laws have not materially adversely affected the Company to date. Changes in dealers and distributors take place from time to time. The Company believes that a sufficient number of prospective dealers exists across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to increase substantially its number of dealers over the next several years.

     The Company employs territory managers to assist in the marketing and sales process. These managers assist the Company's dealers in coordinating the selection of custom options by customers and the production of orders. They also participate with the dealers at trade shows, fairs, rodeos, races and other events to promote the FEATHERLITE(R) brand and actively seek out potential new dealers.

     All motorcoaches are sold directly by Company personnel to end user customers. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote the "VANTARE by Featherlite(TM)" motorcoach.

Financing

     A substantial portion of the Company's sales of trailers and motorcoaches are paid for within ten days of invoicing. The Company has arrangements with NationsCredit Commercial Corporation, Deutsche Financial Services Corp. (formerly ITT Commercial Finance Corp.), Bombardier Capital, and with TransAmerica Commercial Finance Corp. to provide trailer floor plan financing for its dealers. Featherlite Credit Corporation, a corporation owned by certain of the Company's officers and directors, provides retail financing to end user customers of the Company's dealers. Under these floor plan and retail financing arrangements, the Company is required in certain circumstances to guarantee certain debt, or repurchase for the remaining unpaid balance including finance charges plus costs and expenses, any repossessed trailers financed through such arrangements. Although the Company has not been required to make any such payments or repurchases to date, there can be no assurance that such obligations will not, in the future, adversely impact the Company.

     The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on these retail financing arrangements. The Company has a wholesale floor plan agreement with a company to finance a portion of the new and used motorcoaches held in inventory.

Promotion

     The Company's marketing activities are designed primarily to communicate directly with consumers and to assist with selling and marketing efforts of the dealer network. The Company promotes its products directly using print advertising in user group publications, such as Quarter Horse Journal, Successful Farming, Snowmobile, Sno Goer and National Association of Stock Car Auto Racing ("NASCAR") Winston Cup Series event programs. A series of product brochures, product videotapes and other promotional items are available for use by the dealers. The Company also advertises on television, primarily on cable television racing programs.

     The Company promotes its motorcoaches directly in user group publications, such as the Family Motorcoaching Magazine, The Robb Report, The DuPont Registry and the RV Trader. In addition, the Company participates in the Family Motor Coach Association rallies twice each year, the Tampa RV Show and numerous other shows and rallies and is represented at motorsports events where other Featherlite products are promoted and where Featherlite already has a customer base.

     An example of the Company's specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the "Official Trailer of NASCAR, CART, IRL, ARCA, ASA, World of Outlaws the Indianapolis Motor Speedway" and the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour, and a major sponsor of the National Hot Rod Association ("NHRA"). The 1996 NASCAR Featherlite Southwest Tour was comprised of sixteen events in various cities in Arizona, California, Nevada and Colorado. The NASCAR Featherlite Modified Tour schedule takes place primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, Automobile Racing Club of America ("ARCA"), IndyCar, nostalgic, sprint car, off road, boat, motorcycle and motocross.

     In addition to the racing industry, the Company sponsors or is associated with the All American Quarter Horse Congress, the National Cutting Horse Association, the American Paint Horse Association and the National Western Livestock Show as well as various rodeos and state and local fairs and expos. Annually, Featherlite factory representatives attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company's dealers attend approximately 1,200 to 1,400 such events each year.

Competition - Specialty Trailers

     The specialty trailer industry is highly competitive, especially with respect to the most commonly sold models, such as one and two horse trailers. Competition is based upon a number of factors, including brand name recognition, quality, price, reliability, product design features, breadth of product line, warranty and service. The primary competition to FEATHERLITE(R) aluminum trailers are steel trailers, which typically sell for approximately 30% to 40% less but are subject to rust and corrosion and are heavier. There are no significant technological or manufacturing barriers to entry into the production of steel trailers and only moderate barriers to the production of aluminum trailers. Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company's competitors and potential competitors have greater financial and other resources than the Company. Furthermore, certain of the Company's competitors are better established in segments of the Company's business. The Company's principal competitors, all of which are located domestically, include the following:

Trailer Types                           Principal Competitors' Brands

Horse and Livestock                     4 Star, Barrett, Sooner, Wilson,
                                        Sundowner, Kiefer Built, W-W

Utility                                 Wells Cargo, PACE, Haulmark, Sooner

Drop Frame Vans                         Kentucky

Car Trailers and
Race Car Transporters                   HighTech, Competition, Concept, Wells
                                        Cargo, Haulmark, PACE, Sooner

Competition - Motorcoaches

     The motorcoach industry is highly competitive, particularly in XL models, with ten or more manufacturers. Vantare is the dominant producer of H model coaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The brand names of the Company's principal competitors in this industry, all of which are located domestically, include, among others:
Marathon, Liberty, Country Coach, Angola, Monaco, Vogue and Custom.

Manufacturing

     The Company manufactures substantially all of its trailers at plants located in Cresco, Nashua and Shenandoah, Iowa. It has agreements with two companies to manufacture certain trailers. Under the agreements, the Company supplies trailer materials and specifications to those manufacturers. The manufacturers, which are prohibited from manufacturing trailers for any other entities without Featherlite's consent, cover labor and overhead expenses and manufacture the trailers for contractually agreed upon prices. Such trailers constituted approximately 3% of net trailer sales for 1996.

     Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company's business, fluctuate daily in the open market. Costs of aluminum to the Company remained fairly stable during the period 1992 through 1994 due in part to the Company's practice during such period of negotiating annual pricing contracts with suppliers. Due to significant fluctuations in market aluminum prices during 1995, the Company was not able to contract for extended periods at acceptable prices for all of 1995. As discussed in the M D & A section of the Annual Report, fluctuations in aluminum prices did affect the Company's margins in 1995 and may do so again in the future. The Company has obtained fixed price contracts from suppliers for 1997 to reduce the risk related to fluctuations in the cost of aluminum.

     The Company presently purchases substantial amounts of aluminum extrusions from two major suppliers, Alumax Extrusions Inc. and Easco Aluminum, and the majority of its sheet metal from two large suppliers, Reynolds Aluminum Co. and Samuel Whittar. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with suppliers to fill a substantial part of its projected need for aluminum in 1997. In the event that one or more of the Company's suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company's production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. The Company has never been unable to obtain an adequate supply of raw materials. Increases in prices of aluminum and other supplies may adversely affect sales of the Company's products.

     In addition to obtaining long term contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would "lock in" the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company's actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company's product.

     In the manufacturing process, the Company seeks to maximize production efficiency by using weekly production schedules which allocate scheduled trailers to specific production lines within each plant. The Company generally follows a build-to-order policy to control inventory levels. If orders cannot be filled from any inventory maintained by the Company, they are scheduled for production. Inventory pool trailers may be scheduled to maximize the efficiency of the production lines. The Company also utilizes certain production lines solely for standard model trailers.

     The Company manufactures all of its motorcoaches at its plant located in Sanford, Florida. Except for electronic equipment, various kitchen and bathroom fixtures and accessories and other purchased items, the Company fabricates all the components for its coaches. When a customer order is received for a motorcoach, a coach shell is ordered by the Company from a manufacturer in accordance with the customer's order specifications. After the shell is received, the Company completes the conversion by finishing the interior of the shell to the layout and design requirements of the customer. All design engineering, plumbing, cabinetry and upholstery required to complete the coach is done by company personnel.

     The Company purchases its motorcoach shells from one manufacturer, Prevost Car, Inc. of Sainte-Claire, Quebec, Canada, although the Company could purchase certain shells from other manufacturers. The Company does not have any long or short term manufacturing contracts with Prevost. However, the Company provides Prevost with its estimated yearly motorcoach requirements. Once Prevost releases an order to production, Prevost becomes obligated to fill the order and the Company becomes obligated to take delivery of the order. In the event the Prevost was unable to deliver motorcoach shells to the Company, the Company's revenues and profits could be materially and adversely affected.

Backlog

     At December 31, 1996 the Company had unfilled confirmed orders from its customers in the amount of approximately $28 million, including $16 million in motorcoach orders, and $7.2 million, at December 31, 1995. All orders at December 31, 1996 are expected to be filled during 1997.

Quality Assurance

     The Company monitors quality at various points of the manufacturing process. Due to the variety of custom products that the Company builds, employee skill training and individual responsibility for workmanship are emphasized. Inventory specialists assess the overall quality, physical dimensions, and imperfections or damage to the raw materials. Extruded and sheet aluminum which is outside of specified tolerances is rejected and replaced by the vendor. Line foremen train and monitor work cells of employees. Quality control inspectors inspect trailers for quality of workmanship, material quality and conformity of options to order specifications.

Government and Industry Regulation

     The Company and its products are subject to various foreign, federal, state and local laws, rules and regulations. The Company builds its trailers and motorcoaches to standards of the federal Department of Transportation. The Company is a member of the National Association of Trailer Manufacturers ("NATM") and manufactures its trailers to NATM standards. The quality assurance program in the Company's Interiors Division includes being a member of the Recreational Vehicle Industry Association ("RVIA"), which requires plumbing, electrical and gas testing on trailers with living quarters. These tests are recorded before RVIA certification numbers are affixed to trailers. RVIA inspectors periodically check the production facility and work in progress to assure that codes and procedures are met. Infractions can lead to fines or loss of RVIA membership. The Company is also governed by regulations relating to employee safety and working conditions and other activities. A change in any such laws, rules, regulations or standards, or a mandated federal recall by the National Highway Transportation Safety Board, could have a material adverse effect on the Company.

Patents and Trademarks

     The Company has registered FEATHERLITE(R) as a trademark for use in conjunction with trailers in the United States, Canada and Germany. In general, such registrations are effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark application pending with respect to FEATHERLITE-STL(TM) series. In October 1995, the Company acquired the rights to the DIAMOND D(R) trademark and has registered it as a trademark in the United States and has a trademark application pending in Canada. In 1993, the Company purchased the rights to two design patents, which expire in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has filed for certain trailer design and utility patents relating to race car transporters.

     The   Company  has  a   trademark   application   pending  for  VANTARE  by
Featherlite(TM) trade name for use in conjunction with motorcoaches and yachts in the United States.

Warranty

     The Company warrants the workmanship and materials of certain parts of the main frame of its aluminum trailers under a limited warranty for a period of six years and certain parts of other Company trailers as well as other products manufactured by the Company for periods of one to four years. The limited warranty does not include normal wear items, such as brakes, bearings and tires. The Company's warranty obligations are expressly limited to repairs and replacement of parts. Historically, there have been no recalls of the Company's trailers for replacement of major components or parts and the expense of warranty claims for repairs or replacement of parts has been less than 1% of the Company's net sales.

     The Company warrants for one year the workmanship and materials related to certain parts of the motorcoach conversion. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturer of the shell generally is for two years.

Product Liability

     Although the Company has never been required to pay any significant amount in a product liability action, as a manufacturing company it is subject to an inherent risk of product liability claims. The Company maintains product liability insurance policies in an amount it believes is adequate, but there is no assurance that its coverage will continue to be available at an acceptable price or be sufficient to protect the Company from adverse financial effects in the event of product liability claims.

Employees

     As of December 31, 1996, the Company had 1127 employees, of whom 1018 are full-time and 19 are part-time as follows: Production and production support - 1022, Sales and Marketing- 60, and Administration - 45.

     The Company is not a party to any collective bargaining agreement and believes that it has good working relationships with its employees.

     The Company's success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer, and Michael Guth, President of the Vantare Division of Featherlite. The loss of Mr. Clement's or Mr. Guth's services could have a material adverse effect on the Company's business and development. There can be no assurance that an adequate replacement could be found for either individual in the event of his departure. The Company does not carry any key man life insurance on any of its officers or employees.

     The Company has two separate agreements with Iowa community colleges which provide approximately $620,000 for job training purposes. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company's Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

Former S Corporation Status

     From February 1, 1989 to September 27, 1994, the Company was treated for federal income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended, and was treated on a similar basis for state income tax purposes under comparable state tax laws. As a result, the Company's earnings from such period were, for federal and certain state income tax purposes, taxed directly to the Company's shareholders rather than to the Company. The termination date of the Company's S corporation status occurred upon completion of the Company's initial public offering.

     The Company historically made distributions to its shareholders in amounts approximately equal to the shareholders' federal and state income tax liabilities arising from the Company's status as an S corporation. The amounts of these cash distributions were $1,795,000 and $305,000 in 1994 and 1995, respectively. The 1995 payment was accrued at December 31, 1994 and represents the final distribution to be made to S corporation shareholders.

Cautionary Statements

     Featherlite desires to take advantage of the new "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in Featherlite's prior SEC filings.

     Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite's actual results and could cause Featherlite's actual consolidated results for 1996 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite:

o A moderating growth rate in the overall demand or in specific market segment demand, in the US and to some extent Canada, for existing models of aluminum or steel specialty trailers and motorcoaches manufactured by Featherlite and in acceptance by the market of new trailer models and luxury coaches introduced by Featherlite; and general or specific economic conditions, pricing, purchasing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect their supply or end user demand for Featherlite products;

o Increased competition from competitors and potential competitors which have greater financial and other resources than Featherlite; and competitors that are better established in segments of Featherlite's business;

o Fluctuation in aluminum prices; inability of a major supplier of aluminum extrusion or sheets utilized by Featherlite to deliver raw materials on a timely basis;

o Inability of motorcoach shell manufacturer to deliver shells on a timely basis;

o The effects of changes within Featherlite's organization, including the loss of the services of key management personnel, including Mr. Conrad Clement, President and Chief Executive Officer and Michael Guth, President of Vantare division of Featherlite;

o Continued availability of adequate financing and cash flow from operations to support operations and expansion plans, including the amount, type and cost of financing which Featherlite has and changes to that financing;

o Continued pressure to increase the selling prices for Featherlite's products to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales; underutilization of Featherlite's manufacturing facilities, resulting in production inefficiencies and higher costs;

o The inability to obtain adequate insurance coverage at an acceptable price or in a sufficient amount to protect Featherlite from the adverse effects of product and other liability claims;

o The risks related to being a licensed aircraft dealer which deals in used business aircraft, including the purchase, sales, use and operation of aircraft and the volatility in the sales volume and value of aircraft;

o Payments or repurchases by Featherlite related to guarantees of debt or the repurchase of trailers under certain circumstances in connection with dealer and retail product financing arrangements;

o The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims and changes in those items;

o A change in foreign, federal, state and local laws, rules and regulations related to Featherlite, its products, or activities.

ITEM 2. PROPERTIES

     The Company's principal sales, marketing and executive offices are located in a 20,000 square foot building owned by the Company near Cresco, Iowa. Adjacent to it is a Company-owned 30,000 square foot parts distribution center and a rework, maintenance and trailer distribution facility, from which substantially all trailer deliveries to dealers are made.

     The Company has production and warehouse facilities in Cresco, Nashua and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 238,000 square feet including a 140,000 expansion completed in March 1995. Three buildings, totaling approximately 136,000 square feet of Company owned space and 30,000 square feet of leased space, are used for production of trailers and fabrication of components. A 58,000 square foot building is used, pursuant to a lease, for custom interior finishing and a 14,000 square foot building, which the Company owns, is used for storage of raw materials.

     The Shenandoah facilities include a 117,000 square foot manufacturing facility for steel trailers acquired in October 1995 in connection with the Diamond D acquisition. All of the assets of Diamond D Trailer Manufacturing Inc., including the office and production facilities were purchased for $2.4 million, including the assumption of certain liabilities of $408,000 and the payment of $2.4 million in cash. The consideration paid was based primarily on the book value of the acquired assets on the date of purchase. The Company-owned Nashua facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant office building. The Company also owns three buildings in Grand Meadow, Minnesota that were used as the Company's corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. The Company currently is attempting to sell the Grand Meadow facilities which are being leased on a short term basis to offset real estate taxes and other costs of holding the property.

     In July 1996, the Company acquired office and production facilities and other assets of Vantare International, Inc. in Sanford, Florida. (See Note 11 to financial statement). This facility includes approximately 55,000 square feet of production and office space and is used for the manufacture of luxury motorcoaches. This facility is owned by Seminole County Port Authority and is being leased by the Company under terms of an operating lease. These facilities are in the process of being expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. The outside parking area is also being improved. The Company's profit margins will depend in part on its ability to increase unit sales volume to fully utilize its new facilities and integrate operations efficiently.

     In the future, the Company may determine to build or acquire existing manufacturing facilities outside of Northeastern Iowa, which would create additional risks to the Company's ability to manage growth.

ITEM 3. LEGAL PROCEEDINGS

     Other than routine immaterial litigation incidental to the Company's business, there are no other legal proceedings pending or, to the Company's knowledge, threatened to which the Company is or may be a party or to which its property is or may be subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company:

Name of
Executive Officer      Age       Present Position with Company

Conrad D. Clement       53       President, Chief Executive Officer and Director
Jeffery A. Mason        56       Chief Financial Officer and Director
Tracy J. Clement        30       Executive Vice President and Director
Gary H. Ihrke           50       Vice President of Operations & Secretary
Eric P. Clement         27       Vice President Sales
Steven J. Sheldon       46       Vice President of Market Development
Larry D. Clement        51       Treasurer

     The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected.

     The business experience of the executive officers during the past five years is as follows:

     Conrad D. Clement has been the Chairman, President and Chief Executive Officer and a director of the Company since its inception in 1988. From 1969 to 1988, Mr. Clement was the President and principal owner of several farm equipment and agricultural businesses. Mr. Clement is also the President and Chief Executive Officer and a shareholder of Featherlite Credit Corporation, an affiliate of the Company ("Featherlite Credit"). Mr. Clement is the brother of Larry D. Clement and the father of Tracy J. Clement and Eric P. Clement.

     Jeffery A. Mason has been the Chief Financial Officer and Controller of the Company since August 1989 and has been a director of the Company since June 1993. From 1969 to 1989, Mr. Mason served in various financial management capacities with several companies, including Arthur Andersen & Co. and Carlson Companies. Mr. Mason is a certified public accountant.

     Tracy J. Clement has been Executive Vice President and a director of the Company since 1988. Prior to 1988, Mr. Clement was a shareholder and manager of several farm equipment and agricultural businesses with his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit.

     Gary H. Ihrke was appointed Secretary in August 1996 and Vice President of Operations in March 1996 after service as Vice President of Manufacturing since June 1993 and was previously a director of the Company. From January 1989 to June 1993, Mr. Ihrke was the General Manager of the Company's Cresco, Iowa facilities. From 1969 to 1989, he served as general manager and branch manager of an agricultural equipment manufacturing company.

     Eric P. Clement has been Vice President Sales since March 1996 after service as Vice President of Operations since January 1991 and was previously a director of the Company. Prior to that time, Mr. Clement attended college and worked part time for businesses owned by his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit.

     Steven J. Sheldon has been Vice President of Market Development since March 1996 after service as Vice President of Sales since June 1993 and was previously a director of the Company. From 1988 to June 1993, he was the national sales manager of the Company.

     Larry D. Clement has been Treasurer of the Company since 1988 and was previously secretary and a director of the Company. He has also been the owner and President of several auto and truck dealerships since 1971. Mr. Clement is the President and Secretary of Clement Auto & Truck, Inc., a FEATHERLITE(R) dealer. Mr. Clement is the brother of Conrad D. Clement.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated herein by reference to the sections labeled "Corporate Information" and "Financial Information" which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Independent Auditors' Report thereon which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

       (1)   Consolidated Financial Statements:
                                                                          Page
             Report of Independent Auditor                                  *
             Balance Sheets at December 31, 1996 and 1995                   *
             Statements of Operations for each of the years
                    ended December 31, 1996, 1995 and 1994                  *
             Statements of Cash Flows for each of the years
                    ended December 31, 1996, 1995 and 1994                  *
             Statements of Shareholders' Investment for each
                    of the years ended December 31, 1996, 1995 and 1994     *
             Notes to Consolidated Financial Statements                     *

       (2)   Financial Statement Schedules:

             Report of Independent Auditor
             Schedule II - Valuation and Qualifying Accounts

       (3)   Exhibits. See Exhibit Index on page following signatures.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

* Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, a copy of which is included with this Form 10-K as Exhibit 13.

                            MCGLADREY & PULLEN, LLP
                  Certified Public Accountants and Consultants

To the Board of Directors
Featherlite Mfg., Inc.
Cresco, Iowa

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                /s/ McGladrey & Pullen, LLP
                                    McGladrey & Pullen, LLP

Rochester, Minnesota
February 19, 1997

                Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)

                                                                       Additions
                                                            Balance at    Charged To                                      Balance
                                                            Beginning       Costs         Charged To                       at End
Description                                                 of Period     and Expenses   Other Accounts  Deductions(1)   of Period

Year ended December 31, 1994:
         Allowance for doubtful accounts                        $20           $25           $--            $ (5)            $40
         Allowance for inventory obsolescence                    45            68            --              --             113

Year ended December 31, 1995:
         Allowance for doubtful accounts                        $40           $16           $1             $(16)            $41
         Allowance for inventory obsolescence                   113            --           --              (14)             99

Year ended December 31, 1996:
         Allowance for doubtful accounts                        $41           $16           $--            $(16)            $41
         Allowance for inventory obsolescence                    99           101            --             (50)            150

(1) Write off of uncollectible accounts/obsolete inventory

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FEATHERLITE MFG., INC.

                                      By: /s/ Conrad D. Clement
                                          Conrad D. Clement
Date: March 18, 1997                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes CONRAD D. CLEMENT and TRACY J. CLEMENT his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                 Title                                  Date

/s/ Conrad D. Clement     President, Chief Executive             March 18, 1997
Conrad D. Clement         Officer and Director (Principal
                          Executive Officer)

/s/ Jeffery A. Mason      Chief Financial Officer and            March 18, 1997
Jeffery A. Mason          Director (Principal Financial
                          and Accounting Officer)

/s/ Tracy J. Clement      Executive Vice President and           March 18, 1997
Tracy J. Clement          Director

/s/ Donald R. Brattain    Director                               March 18, 1997
Donald R. Brattain

/s/ Thomas J. Winkel      Director                               March 18, 1997
Thomas J. Winkel

/s/ Kenneth D. Larson     Director                               March 18, 1997
Kenneth D. Larson

/s/ John H. Thomson       Director                               March 18, 1997
John H. Thomson

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  EXHIBIT INDEX
                                       TO
                         FORM 10-K FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1996


                             FEATHERLITE MFG., INC.


 EXHIBIT
 NUMBER                DESCRIPTION

2.1 Agreement between Diamond D Trailer Manufacturing Inc. and Featherlite Mfg., Inc. dated September 30, 1995 - incorporated by reference to
          Exhibit 10.21 of the Company's Form 10-K for the fiscal year ended December 31, 1995*

2.2 Agreement and Plan of Reorganization dated July 1, 1996, among the Registrant, Vantare International, Inc., and Michael Guth --
          incorporated by reference to Exhibit 2 to the Company's Form 8-K filing dated July 1, 1996*

2.3 Amendment to agreement and Plan of Reorganization between Registrant, Vantare International, Inc. and Michael Guth dated December 30, 1996

3.1 The Company's Articles of Incorporation, as amended -- incorporated by reference to Exhibit 3.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

3.2       The Company's Bylaws, as amended--incorporated by reference to Exhibit
          3.2 to Company's S-1 Registration Statement, Reg. No. 33-82564*

4.1       Specimen  Form  of  the   Company's   Common  Stock   Certificate   --
          incorporated by reference to Exhibit 4.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.2** 1994 Stock Option Plan, including Form of Incentive Stock Option Agreement--incorporated by reference to Exhibit 10.2 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.10 Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College--incorporated by reference to Exhibit
          10.10 to Company's S-1 Registration Statement, Reg. No. 33- 82564*

10.11 Industrial New Jobs Training Agreement between the Company and Hawkeye Institute of Technology--incorporated by reference to Exhibit 10.11 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.12 Inventory Repurchase Agreement, dated September 12, 1990, between the Company and NationsCredit Commercial Corporation (formerly Chrysler First Commercial Corporation Limited)--incorporated by reference to
          Exhibit 10.12 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.13 Floorplan Agreement, dated March 27, 1992, between the Company and ITT Commercial Finance Corp.--incorporated by reference to Exhibit 10.13 to Company's S-1 Registration Statement, Reg. No. 33- 82564*

10.15 Agreement, effective January 1, 1995, between the Company and Polaris Industries, L.P.--incorporated by reference to Company's Form 10- K for the fiscal year ended December 31, 1994 *

10.16 Inventory Repurchase Agreement, dated February 27, 1995, between Featherlite Mfg., Inc. and TransAmerica Commercial Finance Corporation --incorporated by reference to Company's Form 10-K for the fiscal year ended December 31, 1995*

10.17 Agreement between Featherlite Mfg., Inc. and Featherlite Credit Corporation--incorporated by reference to Company's 10-Q for the quarter ended March 31, 1996*

10.19 Agreement dated August 1, 1996 between the Company and Dolton Aluminum--incorporated by reference to Company's 10-Q for the quarter ended September 30, 1996.*

10.20 Agreement dated August 1, 1996 between the Company and Alumax Extrusions Inc.--incorporated by reference to the Company's 10-Q for the quarter ended September 30, 1996*

10.21 Amended and restated Credit and Security Agreement dated December 30, 1996 between Featherlite Mfg., Inc. and Firstar Bank

10.22 Agreement for wholesale financing dated October 3, 1996 between Deutsche Financial Services and Featherlite Mfg., Inc.

10.23**   Amendment to 1994 Stock Option Plan dated May 14, 1996

10.24***  Agreement  dated  August 26, 1996  between  the  Company and  Reynolds
          Aluminum

10.25*** Agreement dated September 13, 1996 between the Company and Samuel Whittar Inc.

10.26***  Agreement  dated  November  27,  1996  between  the Company and Dolton
          Aluminum

10.27*** Agreement dated November 27, 1996 between the Company and Alumax Transportation Products

13 Portions of annual report to shareholders for the fiscal year ended December 31, 1996 incorporated as reference in this Form 10-K

21        Subsidiaries of the Company:

                                                 State of
          Name                                  Incorporation

          Featherlite Aviation Company            Minnesota

23        Consent of Independent Auditors

24 Powers of Attorney of directors--included under the "Signatures" section of this Form 10-K

27        Financial Data Schedule (filed in electronic format only)

* Incorporated by reference to a previously filed document or report (File #0-24804, unless otherwise indicated).

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*** Portions of this documents have been omitted pursuant to a request for confidential treatment.