Form 10-Q
period 1997-03-31
FEATHERLITE MFG INC
filed 1997-05-13
CIK 928064

---------------------------------
                                                       OMB APPROVAL
                                              ---------------------------------
                                               OMB Number:          3235-0070
                                               Expires:       October 31, 1995
                                               Estimated average burden
                                               hours per response . . 190.00
                                              ---------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                       6,255,000 Shares as of May 1, 1997

                             FEATHERLITE MFG., INC.

                                      INDEX



                                                                       Page No.

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I. Financial Information:

Item 1.  Financial Statements (Unaudited)

   Condensed Balance sheets
   March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . .  3

   Condensed Statements of Income
   Three Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . .  4

   Condensed Statements of Cash Flows
   Three months Ended March 31, 1997 and 1996. .  . . . . . . . . . . . . 5

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . .8

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .11

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite Mfg., Inc.
              Balance Sheets
              (Unaudited)
              (In thousands)


                                                                                      March 31,             December 31,
                                    ASSETS                                              1997                    1996
                                                                                      ---------              ----------

Current assets
    Cash and equivalents                                                                $         732            $         256
    Trade receivables                                                                           6,614                    6,783
    Inventories
      Raw materials                                                                             8,775                    8,053
      Work in process                                                                           8,920                    8,410
      Finished trailers/coaches                                                                 8,510                    8,772
                                                                                            ---------                    -----
      Total inventories                                                                        26,205                   25,235
    Prepaid expenses                                                                            1,008                    1,094
    Deferred taxes                                                                                481                      481
                                                                                            ---------                    -----
    Total current assets                                                                       35,040                   33,849
                                                                                            ---------                    -----

Property and equipment                                                                         17,951                   17,687
    Less accumulated depreciation                                                             ( 5,309)                  (4,914)
                                                                                            ---------                    -----
    Property and equipment, net                                                                12,642                   12,773
                                                                                            ---------                    -----

Goodwill and other assets                                                                       9,403                    6,912
                                                                                            ---------                    -----
                                                                                        $      57,085           $       53,534
                                                                                            =========                =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long term debt                                                $       1,107            $       1,146
    Other notes payable                                                                         1,572                    2,255
    Accounts payable                                                                           10,723                    9,776
    Accrued liabilities                                                                         3,412                    3,110
    Customer deposits                                                                           2,028                    2,157
    Income taxes payable                                                                          423                      240
                                                                                            ---------                    -----
Total current liabilities                                                                      19,265                   18,684
                                                                                            ---------                    -----
Long Term debt, net of current maturities                                                      15,578                   13,346
Deferred grant income                                                                             292                      310
Deferred taxes                                                                                    599                      599
Commitments and contingencies (Note 4)
Shareholders' equity                                                                           21,351                   20,595
                                                                                            ---------                    -----
                                                                                        $      57,085            $      53,534
                                                                                             ========                 ========
See Notes to financial statements

              Featherlite Mfg., Inc.
              Condensed Statements of Income
              (Unaudited)
              (In thousands, except for per share data)


                                                                              Three months Ended
                                                                                   March 31
                                                                            1997              1996
                                                                            ----              ----
Net Sales                                                                $   34,034         $  19,976
Cost of Sales                                                                28,939            16,958
                                                                           --------          --------
    Gross profit                                                              5,095             3,018
Selling and administrative expenses                                           3,600             2,716
                                                                           --------          --------
    Income from operations                                                    1,495               302
Other income (expense)
    Interest                                                                   (336)             (331)
    Other, net                                                                  102               112
                                                                           --------          --------
    Total other expense                                                        (234)             (219)
                                                                           --------          --------
Income before taxes                                                           1,261                83
Provision for income taxes                                                      505                32
                                                                           --------          --------
    Net income                                                            $     756         $      51
                                                                           ========          ========


Net income per share                                                      $    0.12         $    0.01
                                                                           --------          --------


Weighted average shares outstanding                                           6,296             5,955
                                                                           --------          --------

See Notes to financial statements

              Featherlite Mfg., Inc.
              Condensed Statements of Cash Flow
              (Unaudited)
              (In thousands)


                                                                                        Three months Ended
                                                                                             March 31
                                                                               -------------------------------------
                                                                                     1997               1996
                                                                                     ----               ----
Cash provided (used) by operating activities
Net income                                                                            $      756         $       51
Non cash adjustments, net                                                                    415                315
Decrease in working capital, net                                                             594                 95
                                                                                          ------             ------
     Net cash provided by operating activities                                             1,765                461
                                                                                          ------             ------

Cash used for investing activities
Additions to property and equipment, net                                                    (265)              (198)
Purchase of aircraft, net                                                                 (2,530)                --
                                                                                          ------             ------
     Net cash used for investing activities                                               (2,795)              (198)
                                                                                          ------             ------

Cash used for Financing Activities
Change in short term debt                                                                   (665)              (323)
Change in long term debt and grants                                                        2,171                265
                                                                                          ------             ------
     Net cash used for financing activities                                                1,506                (58)
                                                                                          ------             ------
Net cash and cash equivalent increase                                                        476                205
Cash, beginning of period                                                                    256                811
                                                                                          ------             ------
Cash, end of period                                                                   $      732         $    1,016
                                                                                       =========          =========




See Notes to financial statements


                              FEATHERLITE MFG., INC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying condensed financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month periods ended March 31, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1996.


Note 2: Goodwill and other assets

     Goodwill and other assets consists of the following at March 31, 1997 and December 31, 1996 (in thousands)

                                        March 31,        December 31,
                                          1997              1996
                                        --------          ---------
  Goodwill,net                          $ 3,504           $  3,536
         Aircraft held for resale         5,345              2,815
         Idle facilities                    522                522
         Advertising and other               32                 39
                                       --------          ---------
                  Total                 $ 9,403           $  6,912
                                       ========          =========

Note 3:  Financing Arrangements

     Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $3.5 million line of credit to finance completed new and used motorcoaches. At March 31, 1997, $1.3 million was borrowed against this line.

     Long-term debt includes a credit agreement with Firstar Bank, N.A., that provides a working capital line of credit. The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. No dividend payments are allowed without the lenders consent. There was $9.0 million borrowed against this line of credit as of March 31, 1997.

Note 4:  Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $7,524,000 at March 31, 1997 and $6,059,000 at December 31, 1996.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $2.2 million, including $802,000 accrued for estimated unpaid claims at March 31, 1997 and $634,000 at December 31, 1996. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers' compensation claim administrator.

There is a risk to future operating results if the Company were to lose its sole supplier of motorcoach conversion shells, Prevost Car Company, although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes.


Note 5:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)

                                                    March 31,       Dec 31,
                                                      1997           1996
                                                    --------        --------
Common stock - without par value;
   authorized- 40,000,000 shares;
   issued-      6,255,000 shares                     $ 14,220        $14,220
Additional paid-in capital                              4,061          4,061
Retained earnings                                       3,070          2,314
                                                     --------        -------
         Total Shareholders' equity                  $ 21,351        $20,595
                                                       ======         ======

Note 6: Stock Option Plan

The Board of Directors granted stock options to certain employees and directors in the total amount of 299,380 shares and 249,380 shares at March 31, 1996 and December 31, 1996, respectively, pursuant to the stock option plan established by the Company in July 1994. These shares were granted at prices ranging from $5.50-$9.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. If all the options "in the money" were exercised during the quarter and the proceeds then used to repurchase shares on the open market at the weighted average closing price for the quarter, the issued and outstanding shares would have increased by 41,238, which has been included in weighted average shares for calculating earnings per share for the quarter.

 Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion pertains to the Company's results of operations and financial condition for the three month periods ended March 31, 1997 and 1996.

Results of Operations

     Three months ended March 31, 1997 and 1996

     Net sales of $34.0 million for the quarter ended March 31, 1997 increased by 70.4% over the same period in 1996. Eighty percent (80%) of this increase related to the sales of Vantare luxury motorcoaches (which was acquired in the 3rd quarter of 1996) and 20% related to greater sales of Featherlite aluminum and steel brand trailers and other products. On a product group basis, horse trailer sales increased by 4.5%, livestock trailers increased by 28.1%, car/racecar and specialty transporter sales were up 52.3%, utility trailers increased by 14.9% and commercial trailers sales were down by 36.5%. Luxury motorcoaches added sales of $11.0 million in 1997. These increases are reflective of the strong order backlog ($28 million) carried into 1997 from 1996 as well as continued backlog growth in certain product lines during the quarter. Commercial sales were down in 1997 compared to 1996 due to discontinuation of semi flatbeds models during 1996 and lower levels of orders for dropframe specialty trailers during the current quarter compared to 1996. There was also a 2 percent increase in trailer models prices in 1997, which was only partially effective on current quarter sales.

     Gross margin increased to $5.1 million in the first quarter of 1997 from $3.0 million in 1996 as a result of the increased levels of sales. As a percentage of sales, gross margin for the quarter remained essentially unchanged at 15.0% compared to 15.1% in 1996. While the 1997 gross margin percentage benefited from reduced aluminum costs, which were approximately 10% lower than in 1996, this increase was substantially offset by the effect of used motorcoaches sales which had a lower gross margin. Used motorcoaches are normally obtained as trade-ins in connection with the sale of new motorcoaches. If motorcoach sales are excluded, gross margin would have increased to 17.2%

     Selling and administrative expenses increased in 1997 by $883,000 over 1996 but decreased as a percentage of sales to 10.6% in 1997 from 13.6% in the same period in 1996. This decrease reflects the additional operating expense leverage obtained through the acquisition of Vantare in 1996. Excluding Vantare's selling and administrative expenses, these costs increased by about 14.4% which is comparable to the rate of increase in trailer sales.

     Interest expense and other income levels remained at approximately the same levels as 1996.

     The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1997 and 39% in 1996. The rate increase reflects anticipated higher state income tax accruals.

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

     Sales are expected to remain strong in all product lines in 1997. The Vantare acquisition in 1996 will add significant luxury motorcoach sales in 1997. The total sales backlog at March 31, 1997 was $27 million compared with $28 million at December 31, 1996 and $8.3 million at March 31, 1996. The sales backlog at March 31, 1997 and December 31, 1996 include motorcoach order backlog of $11 million and $16 million, respectively.

     Gross margins are expected to continue to benefit from lower average costs of aluminum in 1997 over 1996. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantial portions of its aluminum requirements for 1997. The Company has no aluminum commitments for 1998 as of the date of this report. Increases in the price of aluminum above 1997 levels could reduce future years gross margin if additional selling price adjustments cannot be made without adversely affecting future sales. The 1997 gross margin percentage may not improve significantly above 1996 levels as future Vantare sales may include a significant amount of used motorcoach sales which have a low gross margin. Also, development costs related to the slide-out model motorcoaches are expected to reduce margin improvement and earnings per share by about $.03 for the remainder of 1997. The effect of these factors on overall operating margin should be partially reduced by lower than average sales and administrative costs related to the Vantare operation. Labor and overhead costs are expected to increase but remain unchanged as a percentage of sales as operational efficiencies improve and price increases become effective.

     Sales and administration expenses for 1997 are expected to increase but at a lower rate than sales growth as much of the organizational growth occurred in prior years. Interest expense will likely remain higher than 1996 as the average level of debt is expected to be greater due to working capital growth and the average interest rate will be higher due to increases in the prime rate.

     There is a risk to future operating results related to losing a major supplier of aluminum. This risk is relatively nominal as there are alternate sources of supply. There is also a risk to future operating results if the Company were to lose its sole supplier of motorcoach shells, Prevost Car Company, although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes.

Liquidity and Capital Resources

During the first quarter of 1997, the Company's operations provided net cash of $476,000, including $1,765,000 provided from operating activities and $1,506,000 from increased debt, net of $2,795,000 used for capital expenditures for equipment and aircraft.

Operating activities in the first quarter of 1997 provided cash of $1,765,000. Net income from operations provided cash of $756,000. This amount was increased by adjustments for depreciation and amortization of $428,000 and reduced by other non-cash items in an aggregate amount of $13,000. Inventory and receivable increases of $800,000 were partially offset by a $1,394,000 net increase in prepaids, payables and accruals. Increased expenditures for working capital items may be required to support increased sales levels throughout 1997. These increases will be funded by cash generated from operations as well as the Company's available lines of credit.

Investing activities for the current quarter used cash of $2,795,000, including $265,000 for plant and other improvements and $2,530,000 for net aircraft additions.

Financing activities provided net cash of $1,506,000 after borrowing $2,601,000 for the purchase of aircraft and repaying $100,000 on the line of credit and $995,000 for the reduction of other debt.

The Company has a working capital line of credit with its primary lender, Firstar Bank, N.A. This line has a borrowing limit of $12.0 million and an interest rate of prime(8.5% at March 31, 1997). The maturity date of borrowings under this line is July 31, 1998, subject to renewal and extension. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. Borrowings under the line are secured by substantially all assets of the Company. There was $9.0 million borrowed against this line as of March 31, 1997.

The Company also has a wholesale floor plan agreement with Duetsche Financial Services to borrow up to $3.5 million for financing new and used motorcoaches held in inventory, with interest at prime plus one-quarter percent on borrowed funds. At March 31, 1997 $1.3 million was borrowed against this line.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

As discussed in Note 2 to financial statements, the Company is contingently liable to repurchase products under certain dealer floor plan arrangements. These contingent liabilities total approximately $7.5 million at March 31, 1997. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At March 31, 1997, the Company's maximum annual claim exposure under these programs is approximately $2.2 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers compensation claim administrator.

The Company is expanding its production facilities in Sanford, Florida. Upon completion, this expansion project will be sold at its completed cost of approximately $855,000 to the Seminole County Port Authority, the present owner of the facility. The facility will then be leased back to the Company under the terms of a 10 year capitalizable lease. During the construction period the Company will provide financing for the construction using funds borrowed from a Florida bank. The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project in 1997 or 1998.

For the forseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting earnings in order to finance the expansion and development of its business. As discussed in Notes to financial statements, the Company is a party to certain loan agreements which prohibit the payment of dividends without the lender's consent.

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.  See Exhibit Index on page following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FEATHERLITE MFG., INC.
                                          (Registrant)



Date:  May 1, 1997                          /S/ CONRAD D. CLEMENT
                                            ---------------------
                                           Conrad D. Clement
                                           President & CEO




Date:  May 1, 1997                          /S/ JEFFERY A. MASON
                                            --------------------
                                            Jeffery A. Mason
                                            Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                      Description

27                   Financial Data Schedule (filed in electronic format only)