Form 10-Q
period 1997-06-30
FEATHERLITE MFG INC
filed 1997-08-13
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission File Number:   0-24804

                             Featherlite Mfg., Inc.
             (Exact name of registrant as specified in its charter)

    Minnesota                                              41-1621676
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identificaton No.)


                Highways 63 & 9, P.O. Box 320, Cresco, IA 52136
              (Address of principal executive offices) (Zip Code)

                                  319/547-6000
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                     6,255,000 Shares as of August 12, 1997

                             FEATHERLITE MFG., INC.

                                      INDEX



                                                                       Page No.

     Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

     Part I. Financial Information:

     Item 1.  Financial Statements (Unaudited)

       Balance sheets
       June 30, 1997 and December 31, 1996  . .  . . . . . . . . . . . . . 3

       Statements of Income
       Three Months and Six Months
       Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . .  4

       Condensed Statements of Cash Flows
       Six months Ended June 30, 1997 and 1996 .  .. . . . . . . . . . . . 5

       Notes to Financial Statements  . . . . . . . . . . . . . . . .  . . 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .  . . . . . . 9

Part II. Other Information:

     Item 4. Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . . . . . . . . .. . 13

     Item 6. Exhibits and Reports on Form 8-K  . .. . . . . . . . . . . . 14

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                          Part I: FINANCIAL INFORMATION

Item 1:

   Featherlite Mfg., Inc.
   Condensed Balance Sheets
   (Unaudited)
   (In thousands)

                                              June 30,             December 31,
                      ASSETS                    1997                  1996

Current Assets
    Cash                                $         856           $         256
    Trade receivables                           8,316                   6,783
    Inventories
      Raw Materials                             9,373                   8,053
      Work in process                           8,870                   8,410
      Finished trailers                         9,222                   8,772
                                             --------                --------
      Total inventories                        27,465                  25,235
    Prepaid expenses                            1,033                   1,094
    Deferred taxes                                481                     481
                                             --------                --------
    Total current assets                       38,151                  33,849
                                             --------                --------

Property and equipment                         19,829                  17,687
    Less accumulated depreciation              (5,705)                 (4,914)
                                             --------                --------
    Property and equipment, net                14,124                  12,773
                                             --------                --------

Goodwill and Other assets                       9,737                   6,912
                                             --------                --------
                                        $      62,012           $      53,534
                                             ========                ========

       LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current maturities of long term
      debt                              $       1,372           $       1,146
    Other notes payable                         2,710                   2,255
    Accounts payable                           11,077                   9,776
    Accrued liabilities                         3,928                   3,110
    Customer deposits                           1,728                   2,157
    Accrued income taxes                          223                     240
                                             --------                --------

    Total current liabilities                  21,038                  18,684
                                             --------                --------
Long Term Debt, net of current maturities      18,136                  13,346
Deferred grant income                             274                     310
Deferred taxes                                    599                     599
Commitments and contingencies (Note 4)
Shareholders' equity                           21,965                  20,595
                                             --------                --------
                                        $      62,012           $      53,534
                                             ========                ========


See Notes to financial statements

    Featherlite Mfg., Inc.
    Condensed Statements of Income
    (Unaudited)
(In thousands, except for per share data)


                                       Three months Ended            Six months Ended
                                             June 30                      June 30
                                      1997           1996            1997         1996
Net Sales                          $ 32,652       $ 21,169        $ 66,686       $ 41,144
Cost of Sales                        27,451         18,465          56,390         35,422
                                   --------       --------        --------       --------
    Gross profit                      5,201          2,704          10,296          5,722
Selling and administrative expenses   3,817          2,619           7,416          5,335
                                    -------        -------         -------        -------
    Income from operations            1,384             85           2,880            387
Other income (expense)
    Interest                           (440)          (326)           (776)          (657)
    Grant and other income, net          78            263             180            375
                                    --------      --------        --------       --------
    Total Other expense, net           (362)           (63)           (596)          (282)
                                    --------      --------        --------       --------
Income before taxes                   1,022             22           2,284            105
Provision for income taxes              408              8             913             40
                                   --------       --------        --------       --------
    Net income                          614             14           1,371             65
                                   ========       ========        ========       ========


Net income per share               $   0.10       $   0.00        $   0.22       $   0.01
                                   --------       --------        --------       --------

Weighted average shares
    outstanding                       6,326          5,955           6,311          5,955
                                   --------       --------        --------       --------


See Notes to financial statements


  Featherlite Mfg., Inc.
  Condensed Statements of Cash Flow
  (Unaudited)
  (In thousands)


                                                             Three months Ended         Six months Ended
                                                                  June 30                    June 30
                                                             1997         1996          1997         1996

Cash provided (used) by operating activities
Net income                                               $    614     $     14      $  1,371     $     65
Non cash adjustments, net                                      44          381           460          696
Decrease (increase) in working capital, net                (2,617)         386        (2,025)         481
                                                         --------     --------      --------     --------
Net cash provided by (used for) operating activities       (1,959)         781          (194)       1,242
                                                         --------     --------      --------     --------

Cash provided by (used for) investing activities
Additions to property and equipment, net                   (1,878)        (545)       (2,142)        (743)
Additions to aircraft for resale                               -            -         (2,531)          -
                                                         --------     --------      --------     --------
Net cash (used for) investing activities                   (1,878)        (545)       (4,673)        (743)
                                                         --------     --------      --------     --------

Cash provided (used for) Financing Activities
Change in short term debt                                   1,750         (168)        1,085         (491)
Change in long term debt and grants                         2,211         (253)        4,382           12
                                                         --------     --------      --------     --------
Net cash provided by (used for) financing activities        3,961         (421)        5,467         (479)
                                                         --------     --------      --------     --------
Net cash and cash equivalent increase (decrease)              124         (185)          600           20
Cash and cash equivalents, begin of period                    732        1,016           256          811
                                                         --------     --------      --------     --------
Cash and cash equivalents, end of period                 $    856     $    831      $    856     $    831
                                                          =======     ========      ========     ========


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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the six month periods ended June 30, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1996.

Note 2:  Goodwill and other assets

Goodwill and other assets consists of the following at June 30, 1997 and December 31, 1996 (in thousands)

                                         June 30,                   December 31,
                                           1997                          1996

 Goodwill, net                         $  3,555                      $   3,536
 Aircraft held for resale                 5,345                          2,815
 Idle facilities                            522                            522
 Advertising and other                      315                             39
                                       --------                      ---------

 Total Other                           $  9,737                      $   6,912
                                       ========                      =========

Note 3:  Financing Arrangements

Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $3.5 million line of credit to finance completed new and used motorcoaches. At June 30, 1997, $2.6 million was borrowed against this line.

Long-term debt includes a credit agreement with a Firstar Bank, N.A., that provides a working capital line of credit. The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. There was $6.4 million borrowed against this line of credit as of June 30, 1997.

In June, 1997, the Company borrowed $5 million dollars under a term note agreement with Firstar Bank, N.A. This note bears interest at 8.25% fixed and is payable in monthly installments based on a 12 year term and it has a five year maturity. The proceeds from this note were used to reduce the outstanding balance on the line of credit.

The Company is providing financing for the production facility expansion at its Vantare facility using funds borrowed from a bank which total $618,000 at June 30, 1997. Upon completion of this project, the building will be sold at cost to Seminole Port Authority and leased back to the Company under the terms of a 10 year capitalizable lease.

Note 4:  Commitments and Contingencies

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $9,612,000 at June 30, 1997 and $6,059,000 at December 31, 1996.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $2.2 million, including $813,000 accrued for estimated paid claims at June 30, 1997 and $634,000 at December 31, 1996. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers compensation claim administrator.

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

The Company has made an offer to purchase land for future expansion at its Vantare location in Florida. A commitment letter has been obtained from a bank to fund substantially all the $900,000 purchase price if the deal is completed.

Note 5:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)

                                                  June 30,          Dec. 31,
                                                    1997              1996
 Common Stock - without par value;
    authorized - 40,000,000 shares;
    issued - 6,255,000 shares                   $   14,220       $   14,220
 Additional paid-in capital                          4,061            4,061
 Retained earnings                                   3,684            2,314
                                                  --------         --------
    Total Shareholders' equity                  $   21,965       $   20,595
                                                ==========       ==========
Note 6:  Stock Option Plan

The Board of Directors granted stock options to certain employees and directors in the total amount of 305,710 shares and 249,380 shares at June 30, 1997 and December 31, 1996, respectively, pursuant to the stock option plan established by the Company in July 1994. These shares were granted at prices ranging from $5.50-$9.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. There is also an outstanding 5 year warrant that was granted to the Underwriter in connection with the initial public offering of the Company's stock in September, 1994, to purchase 120,000 shares of the Company's stock at 120% of the public offering price of $6.00 per share.

Note 7: Potential Business Acquisition

In June, the Company signed a letter of intent to acquire Camp & Associates, Inc. a company which handles sports marketing. As a result of the due diligence process, the parties concluded that completion of this acquisition would not be in the best interests of both companies and mutually agreed to terminate negotiations.


Note8:  Earnings per Share

The FASB has issued Statement No. 128, Earnings per share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

Because the Company has potential common stock outstanding (stock options and warrants as discussed in Note 5) the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share amounts would have been reported:

                          Three months ended June 30,   Six months ended June 30
                              1997        1996             1997         1996

Basic earnings per share      .10         .00              .22          .01
                              ===         ===              ===          ===

Diluted earnings per share    .10         .00              .22          .01
                              ===         ===              ===          ===


The weighted average number of shares of common stock used to compute the basic earnings per share was incrased by 71,302 and 56,270, for the three months and six months ended June 30, 1997, respectively, for the assumed exercise of the employee stock options and warrants in computing the diluted per share data. There was no increase for the same periods in 1996 because the exercise price of those options and warrants exceeded the average market price of the common shares during those periods.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion pertains to the Company's results of operations and financial condition for the six month period ended June 30, 1997 and 1996:

Results of Operations

     Three months ended June 30, 1997 and 1996

     Net sales of $32.6 million for the quarter ended June 30, 1997 increased by 54.2% over the same period in 1996, including 23.5% related to greater sales of Featherlite aluminum and steel brand trailers. Sales of Vantare luxury motorcoaches which was acquired in the 3rd quarter of 1996 added sales of $6.2 million. On a product group basis, horse trailer sales decreased by 10.7%, livestock trailers increased by 32.7%, car/racecar and specialty transporter sales were up 100%, utility trailer sales increased by 135.6% and commercial trailers sales were down by 7.3%. These increases are reflective of the strong order backlog ($27 million) carried into the second quarter from the first quarter as well as continued backlog growth in certain product lines during the quarter. Horse trailer sales were down slightly in 1997 during the quarter due to changes in the production schedule and in the availability of dealer pool inventory. Commercial sales were down in 1997 compared to 1996 due lower levels of orders for dropframe specialty trailers during the current quarter compared to 1996. There was also a 2 percent increase in trailer models prices during the first quarter of 1997 which was effective in second quarter.

     Gross margin increased to $5.2 million in the second quarter of 1997 from $2.7 million in 1996 as a result of the increased levels of sales and an improved margin percentage. As a percentage of sales, gross margin for the quarter increased to 15.9% compared to 12.8% in 1996 which was adversely impacted by inventory adjustments and increased labor costs which were not present in 1997. The 1997 gross margin percentage benefited from reduced aluminum costs, which were approximately 9% lower than in 1996 and improved labor efficiencies resulting from a strong order backlog. These increases were partially offset by the effect of development costs related to slide-out model motorcoaches as well as the sale of certain new coaches and used motorcoaches at a lower than normal gross margin. Used motorcoaches are normally obtained as trade-ins in connection with the sale of new motorcoaches. If motorcoach sales were excluded, gross margin would have increased to 20.1% in the second quarter.

     Selling and administrative expenses increased in 1997 by $1.2 million over 1996 but decreased as a percentage of sales to 11.7% in 1997 from 12.4% in the same period in 1996. This decrease reflects the additional operating expense leverage obtained through the acquisition of Vantare in 1996. Excluding Vantare's selling and administrative expenses, these costs increased by about 31.2% which is slightly higher that the increase in trailer sales during the quarter.

     Interest expense was about $114,00 greater in 1997 than 1996 due to an increased level of borrowings for working capital in 1997 as well as higher interest rates. Other income was $186,000 less in 1997 than 1996 due to a non-recurring litigation settlement income of $245,000 received in 1996.

     The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1997 and 37% in 1996.

     Six months ended June 30, 1997 and 1996

     Net sales of $66.7 million for the six months ended June 30, 1997 increased by 62.1% over the same period in 1996, including an increase of 18.5% in sales of Featherlite aluminum and steel brand trailers. Vantare luxury motorcoaches which was acquired in the 3rd quarter of 1996 added sales of $17.2 million during this period. On a product group basis, horse trailer sales decreased by 4.0%, livestock trailers increased by 30.6%, car/racecar and specialty transporter sales were up 72.1%, utility trailer sales increased by 67.9% and commercial trailers sales were down by 21.6%. These increases are a result of the strong order backlog ($28 million) carried into 1997 from 1996 as well as continued backlog growth in all product lines during the period. Horse trailer sales are down slightly in 1997 due to reduced sales from dealer pool inventory which is at a lower level than in 1996 and adjustments in the production schedule due to product mix. Commercial sales are down in 1997 compared to 1996 due to discontinuation of semi-flatbeds models during 1996 and lower levels of orders for dropframe specialty trailers during the current period compared to 1996. There was also a 2 percent increase in trailer models prices in the first quarter of 1997, which was partially effective on sales during this period.

     Gross margin increased to $10.3 million in the first six months of 1997 from $5.7 million in 1996 as a result of the increased levels of sales and a higher gross margin percentage. As a percentage of sales, gross margin for the period improved to 15.4% compared to 13.9% in 1996. The 1997 gross margin percentage benefited from reduced aluminum costs, which were approximately 9% lower than in 1996 and improved labor efficiency. This increase was substantially offset by the effect of used and certain new motorcoaches sales which had a lower than normal gross margin. Also, development costs related to slideout model motorcoaches have also reduced the gross margin percentage. Used motorcoaches are normally obtained as trade-ins in connection with the sale of new motorcoaches. If motorcoach sales are excluded, gross margin would have increased to 18.8% in 1997 compared to 13.9% in 1996.

     Selling and administrative expenses increased in 1997 by $2,082,000 over 1996 but decreased as a percentage of sales to 11.1% in 1997 from 13.0% in the same period in 1996. This decrease reflects the additional operating expense leverage obtained through the acquisition of Vantare in 1996. Excluding Vantare's selling and administrative expenses, these costs increased by 22.6%, which is slightly higher than the rate of increase in trailer sales.

     Interest expense increased by $119,000 over 1997 due to increased borrowings and higher interest rates and other income decreased by $195,000, primarily due to the non-recurrence of $245,000 litigation settlement during 1996.

     The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1997 and 38% in 1996. The rate increase reflects anticipated higher state income accruals.

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

     Sales are expected to remain strong in most product lines for the balance of 1997. The Vantare acquisition will continue to add significant luxury motorcoach sales. The total trailer and motorcoach backlog at June 30, 1997 was $32 million compared with $28 million at December 31, 1996 and $11 million at June 30, 1996. The sales backlog at June 30, 1997 and December 31, 1996 included luxury motorcoach order backlog of $17.4 million and $16 million, respectively, including approximately $5.6 million ordered for 1998 delivery at June 30, 1997.

     Gross margins are expected to continue to benefit from lower average costs of aluminum in 1997 over 1996. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantial portions of its aluminum requirements for 1997. However, the overall gross margin percentage improvement in 1997 will be partially reduced by future Vantare sales which may include a significant amount of used motorcoach sales which have a low gross margin. No significant amount of development costs related to the slide-out motorcoaches are expected to adversely impact margin improvement during the next several quarters. The effect of these factors on overall operating margin should be partially reduced by lower than average sales and administrative costs related to the Vantare operation. Labor and overhead costs are expected to increase but remain unchanged or be less, as a percentage of sales, as operational efficiencies improve and price increases become fully effective.

     Sales and administration expenses for 1997 are expected to increase but at a lower rate than sales growth as much of the organizational growth occurred in prior years and due to the operating expense leverage obtained from the Vantare acquisition. Interest expense will likely remain higher than 1996 as the average level of debt is expected to be greater due to working capital growth and the average interest rate will be higher due to increases in the prime rate.

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

     Beginning the fourth quarter of 1997, the Company will be required to apply the privisions of the FASB Statement No. 128, Earnings per share. See Note 8 to financial statements for an application of this Statement to earnings per share reported in this Form 10-Q.

Liquidity and Capital Resources

During the first half of 1997, the Company's operations provided net cash of $600,000, including $194,000 used for operating activities, $5,467,000 provided by increased debt, and $4,673,000 used for capital expenditures for property, equipment and aircraft.

Operating activities in the first half of 1997 used cash of $194,000. Net income from operations provided cash of $1,371,000. This amount was increased by adjustments for depreciation and amortization of $796,000 and reduced by other non-cash items in an aggregate amount of $336,000. Increases in receivables, inventories and other working capital items used cash of $2,025,000. Inventory and receivable increases of $3,763,000 required to support increased sales in 1997, were partially offset by a $1,738,000 net increase in prepaids, payables and accruals. Increased expenditures for working capital items may be required to support increased sales levels throughout 1997. These increases will be funded by cash generated from operations as well as the Company's available lines of credit.

Investing activities for the first half of 1997 used cash of $4,673,000, including $2,143,000 for plant and other improvements and $2,530,000 for aircraft. Plant additions include $670,000 related to the Vantare production facility expansion, $907,000 for luxury motorcoaches leased to outsiders and $566,000 for other machinery and equipment additions. Aircraft transactions of $2,531,000 primarily include the purchase of aircraft for $2,650,000.

Financing activities during the first half of 1997 provided net cash of $5,467,000, after borrowings of $12,617,000 and payments of $7,150,000.
Borrowings included $2,601,000 for the purchase of aircraft, $9,366,000 from term and line of credit notes and $650,000 for plant expansion and other projects. Repayments included payments of $6,300,000 on the line of credit notes and $756,000 for the reduction of other debt.

The Company has a working capital line of credit with its primary lender, Firstar Bank, N.A. This line has a defined borrowing limit equal to the lesser of $12.0 million or a defined percentage of eligible receivables and inventory and an interest rate of prime. The maturity date of borrowings under this line is July 31, 1998, subject to renewal and extension. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. Borrowings under the line are secured by substantially all assets of the Company. There was $6.4 million borrowed against this credit line as of June 30, 1997. During the second quarter, the Company secured a $5 million term loan from Firstar. The proceeds of this loan were used to reduce the outstanding balance on the credit line. The term note bears interest at 8.25 percent fixed, payable in monthly installments based on a 12 year term and a five year maturity.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $3.5 million for financing new and used motorcoaches held in inventory, with interest at prime plus one-quarter percent on borrowed funds. At June 30, 1997 $2.6 million was borrowed against this line.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor arrangements. These contingent liabilities total approximately $9.6 million at June 30, 1997. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At June 30, 1997, the Company's maximum annual claim exposure under these programs is approximately $2.2 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers compensation claim administrator.

The Company is expanding its production facilities in Sanford, Florida. Upon completion, this expansion project will be sold at its completed cost of approximately $966,000 to the Seminole County Port Authority, the present owner of the facility. The facility will then be leased back to the Company under the terms of a 10 year capitalizable lease. During the construction period the Company is providing financing for the construction using funds borrowed from a Florida bank. At June 30, 1997, borrowings on this project totaled $618,000. This project will be completed during the third quarter of 1997. The Company has also made an offer in the amount of approximately $900,000 to purchase land near its Sanford facility for future expansion use. This purchase will be funded before the end of 1997 by additional borrowings from the Florida bank providing financing on the plant expansion project.

The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project in 1997 or 1998.

In June the Company signed a letter of intent to acquire Camp & Associates, Inc., a company which handles sports marketing for some of the top National Association of Stock Car Auto Racing (NASCAR) Winston Cup teams, drivers and sponsors. As a result of the due diligence process, the parties concluded that completion of this acquisition would not be in the best interests of both companies and mutually agreed to terminate negotiations.

                             FEATHERLITE MFG., INC.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Annual Meeting of the Registrant's shareholders was held on Wednesday, May 7, 1997.

     (b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 5,537,925 share in favor, with 11,000 shares against, 20,247 shares abstaining and -0- shares represented by broker nonvotes.

     (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:


     NOMINEE               NUMBER OF VOTES FOR        NUMBER OF VOTES WITHHELD

Conrad D. Clement               5,538,461                      30,711

Jeffery A. Mason                5,538,461                      30,711

Tracy J. Clement                5,538,461                      30,711

Donald R. Brattain              5,538,961                      30,211

Thomas J. Winkel                5,538,961                      30,211

Kenneth D. Larson               5,539,161                      30,011

John H. Thomson                 5,540,161                      29,011

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  See Exhibit Index on Page 16 following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FEATHERLITE MFG., INC.
                                      (Registrant)



Date:  August 12, 1997                  /S/ CONRAD D. CLEMENT
                                        ---------------------
                                        Conrad D. Clement
                                        President & CEO




Date:  August 12, 1997                  /S/ JEFFERY A. MASON
                                        --------------------
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                 EXHIBIT INDEX
                                    Form 10Q
                           Quarter Ended June 30, 1997


Exhibit No.                   Description

10.1     First Amendment to Amended and Restated Credit and Security Agreement

27       Financial Data Schedule (filed in electronic format only)