Form 10-Q
period 1997-09-30
FEATHERLITE MFG INC
filed 1997-11-13
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number: 0-24804

                             Featherlite Mfg., Inc.
             (Exact name of registrant as specified in its charter)

        Minnesota                                          41-1621676
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

                    6,255,000 Shares as of November 11, 1997

                             FEATHERLITE MFG., INC.

                                      INDEX



                                                                    Page No.

 Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

  Part I.  Financial Information:

           Item 1.  Financial Statements (Unaudited)
             Balance sheets
             September 30, 1997 and December 31, 1996  . . . . . . . . . 3

             Statements of Income
             Three Months and Nine Months
             Ended September 30, 1997 and 1996   .  . . . . . . . . . .  4

             Condensed Statements of Cash Flows
             Nine months Ended September 30, 1997 and 1996 . . . . . . . 5

             Notes to Financial Statements . . . . . . . . . . . . . . . 6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . . 9

  Part II.   Other Information:

           Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . 13

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

  Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite Mfg., Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)


                                                                                          September 30,           December 31,
                               ASSETS                                                          1997                   1996
                                                                                          -------------           ------------

Current Assets
    Cash                                                                                $         673          $         256
    Trade receivables                                                                           7,947                  6,783
    Inventories
      Raw Materials                                                                             9,667                  8,053
      Work in process                                                                           9,215                  8,410
      Finished trailers                                                                        11,780                  8,772
                                                                                             --------               --------
      Total inventories                                                                        30,662                 25,235
    Prepaid expenses                                                                              768                  1,094
    Deferred taxes                                                                                481                    481
                                                                                             --------               --------
    Total current assets                                                                       40,531                 33,849
                                                                                             --------               --------

Property and equipment                                                                         19,619                 17,687
    Less accumulated depreciation                                                              (5,936)                (4,914)
                                                                                            ---------             ----------
    Property and equipment, net                                                                13,683                 12,773
                                                                                            ---------             ----------

Goodwill and Other assets                                                                       6,943                  6,912
                                                                                             --------               --------
                                                                                         $     61,157          $      53,534
                                                                                             ========               ========

                     LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current maturities of long term debt                                                 $      1,073          $       1,146
    Other notes payable                                                                         3,960                  2,255
    Accounts payable                                                                           10,808                  9,776
    Accrued liabilities                                                                         4,704                  3,110
    Customer deposits                                                                           1,898                  2,157
    Accrued income taxes                                                                          410                    240
                                                                                             --------               --------

    Total current liabilities                                                                  22,853                 18,684
                                                                                             --------               --------

Long Term Debt, net of current maturities                                                      14,596                 13,346
Deferred grant income                                                                             255                    310
Deferred taxes                                                                                    599                    599
Commitments and contingencies (Note 4)
Shareholders' equity                                                                           22,854                 20,595
                                                                                             --------               --------
                                                                                        $      61,157          $      53,534
                                                                                             ========               ========

See Notes to financial statements


              Featherlite Mfg., Inc.
              Condensed Statements of Income
              (Unaudited)
     (In thousands, except for per share data)




                                                                              Three months Ended            Nine Months Ended
                                                                                 September 30                 September 30
                                                                               1997        1996             1997         1996
                                                                               ----        ----             ----         ----
Net Sales                                                                   $ 32,728       $ 28,384        $ 99,414       $ 69,528
Cost of Sales                                                                 26,926         24,446          83,315         59,869
                                                                            --------       --------        --------       --------
    Gross profit                                                               5,802          3,938          16,099          9,659
Selling and administrative expenses                                            4,215          3,248          11,632          8,582
                                                                            --------       --------        --------       --------
    Income from operations                                                     1,587            690           4,467          1,077
Other income (expense)
    Interest                                                                    (445)          (395)         (1,220)        (1,052)
    Gain on aircraft and property sales                                          275             -              269             -
    Grant and other income, net                                                   66             44             250            419
                                                                            --------       --------        --------       --------
    Total Other income, net                                                     (104)          (351)           (701)          (633)
                                                                            --------       --------        --------       --------
Income before taxes                                                            1,483            339           3,766            444
Provision for income taxes                                                       594            133           1,507            173
                                                                            --------       --------        --------       --------
    Net income                                                                   889            206           2,259            271
                                                                            ========       ========        ========       ========


Net income per share                                                        $   0.14       $   0.03        $   0.36       $   0.04
                                                                            --------       --------        --------       --------

Weighted average shares outstanding                                            6,305          6,255           6,309          6,055
                                                                            --------       --------        --------       --------






See Notes to financial statements



              Featherlite Mfg., Inc.
              Condensed Statements of Cash Flow
              (Unaudited)
              (In thousands)


                                                                                   Nine months Ended
                                                                                     September 30
                                                                                   1997         1996
                                                                                   ----         ----
Cash provided (used) by operating activities
Net income                                                                      $  2,259       $    271
Non cash adjustments, net                                                            547            984
Decrease (increase) in working capital, net                                       (3,729)          (840)
                                                                                --------       --------
Net cash provided by (used for) operating activities                                (923)           415
                                                                                --------       --------

Cash provided by (used for) investing activities
Acquisition of business                                                                             317
Additions to property and equipment, net                                          (2,062)          (965)
Additions to aircraft for resale                                                  (2,650)            -
Proceeds from sale of aircraft                                                     3,169             -
                                                                                --------       --------
Net cash provided by (used for) investing activities                              (1,543)          (648)
                                                                                --------       --------

Cash provided (used for) Financing Activities
Change in short term debt                                                          1,711          (766)
Change in long term debt and grants                                                1,172            931
                                                                                 -------       --------
Net cash provided by (used for) financing activities                               2,883            165
                                                                                 -------       --------
Net cash increase (decrease)                                                         417            (68)
Cash, begin of period                                                                256            811
                                                                                 -------       --------
Cash, end of period                                                              $   673       $    743
                                                                                 =======       ========


Non-cash Investing and Financing Activities
Fair market value of assets acquired, excluding cash                                          $  (6,186)
Excess of purchase price over net assets acquired                                                (3,139)
Liabilities assumed                                                                               7,842
Issuance of common stock                                                                          1,800
                                                                                               --------
Cash acquired                                                                                 $     317
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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the nine month periods ended September 30, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1996.

Note 2:  Goodwill and other assets

         Goodwill and other assets consists of the following at September 30, 1997 and December 31, 1996 (in thousands)

                                             Sept. 30,       December 31,
                                                1997             1996
                                             ---------       -------------
         Goodwill, net                      $  3,510          $    3,536
         Aircraft held for resale              2,539               2,815
         Idle facilities                         522                 522
         Advertising and other                   372                  39
                                           ---------      --------------
         Total Other                        $  6,943          $    6,912
                                           =========      ==============

Note 3:  Financing Arrangements

         Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $5.0 million line of credit (was increased from $3.5 million during the quarter) to finance completed new and used motorcoaches. At September 30, 1997, $3.9 million was borrowed against this line.

         Long-term debt includes a credit agreement with Firstar Bank Iowa, N.A., that provides a working capital line of credit. The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and limits leverage and capital expenditures. There was $6.8 million borrowed against this line of credit as of September 30, 1997. In November, 1997, the credit agreement was extended until July, 1999 and the interest rate on borrowings was reduced from prime to prime less one-half percent.

         In June, 1997, the Company borrowed $5 million dollars under a term note agreement with Firstar Bank, N.A. This note bears interest at 8.25% fixed and is payable in monthly installments based on a 12 year term and it has a five year maturity. The proceeds from this note were used to reduce the outstanding balance on the line of credit.

In September, 1997, the Company entered into an operating lease agreement with the Seminole Port Authority covering the existing and expanded production and office facilities at its Vantare location in Florida. This lease has a minimum ten year term and requires varying payments monthly, which average $275,000 on an annual basis over the life of the lease. Borrowings from a bank by the Company to provide interim financing for the expansion project were repaid from proceeds of the sale to the Port Authority.

Note 4:  Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $ 13,028,000 at September 30, 1997 and $6,059,000 at December 31, 1996.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $2.2 million, including $938,000 accrued for estimated unpaid claims at September 30, 1997 and $634,000 at December 31, 1996. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers compensation claim administrator.

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

The Company has made an offer to purchase land for future expansion at its Vantare location in Florida. A commitment letter has been obtained from a bank to fund a substantial portion of the $900,000 purchase price for this land, which is expected to be completed in the fourth quarter of 1997.


Note 5:  Shareholders' Equity

Shareholders' equity is further detailed as follows: (Dollars in thousands)

                                             Sept.30,        Dec 31,
                                               1997           1996
                                            --------        --------
Common stock - without par value;
   authorized- 40,000,000 shares;
   issued-      6,255,000 shares            $ 14,220          $14,220
Additional paid-in capital                     4,061            4,061
Retained earnings                              4,573            2,314
                                            --------          -------
         Total Shareholders' equity         $ 22,854          $20,595
                                              ======           ======

Note 6: Stock Option Plan

The Board of Directors granted stock options to certain employees and directors in the total amount of 305,710 shares and 249,380 shares at September 30, 1997 and December 31, 1996, respectively, pursuant to the stock option plan established by the Company in July, 1994. These shares were granted at prices ranging from $5.50 to $9.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. There is also an outstanding five year warrant that was granted to the Underwriter in connection with the initial public offering of the Company's stock in September, 1994, to purchase 120,000 shares of the Company's stock at 120% of the public offering price of $6.00 per share.

Note 7: Earnings per Share

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB No. 15. Statement 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods after December 15, 1997. Earlier application is not permitted.

Because the Company has potential common stock outstanding (stock options and warrants as discussed in Note 6), the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No 128 in the accompanying financial statements, the following per share amounts would have been reported:
                                   Three months ended         Nine Months Ended
                                      September 30               September 30
                                  ---------------------     --------------------
                                  1997             1996     1997            1996
                                  ----            -----     -----           ----
Basic earnings per share           .14              .03      .36             .04
                                   ---             ----      ---             ---
Diluted earnings per share         .14              .03      .36             .04
                                   ---             ----      ---             ---


The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 50,247 and 54,246 for the three months and nine months ended September 30, 1997, respectively, for the assumed exercise of the employee and director stock options and warrants in computing the diluted per share data. There was no increase for the same periods in 1996 because the exercise price of those options and warrants exceeded the average market price of the common stock during those periods.


Note 8:  Joint Venture Agreement

On October 1, the Company signed a joint venture agreement with GMR Marketing to form the Featherlite/GMR Sports Group, LLC. The joint venture will focus on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. It is not expected that this venture will require significant capital to begin and maintain its operations.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following   discussion   pertains  to  the  Company's  results  of
operations and financial condition for the nine month period ended September 30, 1997 and 1996:

Results of Operations

         Three months ended September 30, 1997 and 1996

         Net sales of $32.7 million for the quarter ended September 30, 1997 increased by 15.3% over the same period in 1996, including an increase of 17.5% in sales of Featherlite aluminum and steel brand trailers and an increase of 1.4% in sales of luxury motorcoaches. On a product group basis, horse trailer sales increased by 8.2%, livestock trailers increased by 20.0%, car/race car and specialty transporter sales were up 63.2%, utility trailer increased by 8.6% and commercial trailers sales were down by 8.6%. These increases are reflective of the strong order backlog ($32 million) carried into the third quarter from the second quarter as well as continued backlog growth in certain product lines during the quarter. Commercial sales were down in 1997 compared to 1996 due to lower levels of orders for drop frame specialty trailers during the current quarter compared to 1996.

         Gross margin increased to $5.8 million in 1997 from $3.9 million in 1996 as a result of the increased levels of sales and an improved margin percentage. As a percentage of sales, gross margin for the quarter increased to 17.7% compared to 13.9% in 1996 which was adversely impacted by higher material costs than in 1997. The 1997 gross margin percentage benefited from changes in product mix, reduced aluminum costs and improved labor efficiencies resulting from a strong order backlog. These increases were partially offset by the effect of the sale of certain slide-out model new coaches and used motorcoaches which had a lower than normal gross margin. If motorcoach sales are excluded, gross margin would have increased to 20.0% in the third quarter.

         Selling and administrative expenses increased in 1997 by $967,000 over 1996 and increased as a percentage of sales to 12.9% in 1997 from 11.4% in the same period in 1996. This increase reflects the additional operating expenses at Vantare. Excluding Vantare's selling and administrative expenses, these costs increased by about 21.7% which is slightly higher than the increase in trailer sales during the quarter.

         Interest expense was about $50,000 greater in 1997 than 1996 due to an increased level of borrowings for working capital in 1997 as well as higher interest rates. Gains on aircraft and other property sales were $275,000 greater in 1997 than 1996 which had no such sales during the quarter. Other income was $21,000 greater in 1997 than 1996.

         The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1997 and 39% in 1996.


         Nine months ended September 30, 1997 and 1996

         Net sales of $99.4 million for the nine months ended September 30, 1997 increased by 43.0% over the same period in 1996, including an increase of 18.6% in sales of Featherlite aluminum and steel brand trailers. Vantare luxury motorcoaches, which was acquired in the 3rd quarter of 1996, added sales of $25.8 million during this period. On a product group basis, horse trailer sales were unchanged, livestock trailers increased by 26.7%, car/race car and specialty transporter sales were up 69.7%, utility trailers increased by 37.9% and commercial trailers sales were down by 18.1%. These increases were a result of the strong order backlog ($28 million) carried into 1997 from 1996 as well as continued strong backlog in all product lines during the period. Horse trailer sales have not shown an increase in 1997 due to reduced sales from dealer pool inventory which is at a lower level than in 1996 and adjustments in the production schedule due to product mix. Commercial sales are down in 1997 compared to 1996 due to discontinuation of semi-flatbed models during 1996 and lower levels of orders for dropframe specialty trailers during the current period compared to 1996. There was also a 2 percent increase in trailer models prices in the first quarter of 1997, which was partially effective on sales during this period.

         Gross margin increased to $16.1 million in the first nine months of 1997 from $9.7 million in 1996 as a result of the increased levels of sales and a higher gross margin percentage. As a percentage of sales, gross margin for the period improved to 16.2% compared to 13.9% in 1996. The 1997 gross margin percentage benefited from reduced aluminum costs, which were approximately 7% lower than in 1996, changes in product mix and improved labor efficiency. This increase was partially offset by the effect of used and certain slideout model new motorcoach sales which had a lower than normal gross margin. If motorcoach sales are excluded, gross margin would have increased to 19.2% in 1997 compared to 14.5% in 1996.

         Selling and administrative expenses increased in 1997 by $3,049,000 over 1996 but decreased as a percentage of sales to 11.7% in 1997 from 12.3% in the same period in 1996. This decrease reflects the additional operating expense leverage obtained through the acquisition of Vantare in 1996. Excluding Vantare's selling and administrative expenses, these costs increased by 21.2%, which is slightly higher than the rate of increase in trailer sales.

         Interest expense increased by $168,000 over 1997 due to increased borrowings and higher interest rates and other income decreased by $169,000, primarily due to the non-recurrence of a $245,000 litigation settlement during 1996. Gains on aircraft and other property sales were $275,000 greater in 1997 than 1996 as there were no such sales in 1996.

         The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1997 and 39% in 1996. The rate increase reflects anticipated higher state income tax accruals in 1997.

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

         Sales are expected to remain strong in most product lines for the balance of 1997. The Company believes its close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transports and motorcoaches. With more than 75% of its revenues now from end users in the motorsports, leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-situated to benefit from the very strong growth in these markets. The Company will continue to put strong emphasis on its horse and livestock product lines, through the introduction of new models and offering new features for existing trailers. The total trailer and motorcoach backlog at September 30, 1997 was $33 million compared with $28 million at December 31, 1996 and $32 million at September 30, 1996. The sales backlog at September 30, 1997 and December 31, 1996 included luxury motorcoach order backlog of $16 million and $16 million, respectively, including approximately $10 million ordered for 1998 delivery at September 30, 1997.

         Gross margins are expected to continue to benefit from changes in product mix as well as lower average costs of aluminum. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its aluminum requirements for 1997 and 1998. Development costs related to the slide-out motorcoaches are not expected to adversely impact margin improvement in the future. Labor and overhead costs are expected to increase but remain unchanged or be less, as a percentage of sales, as operational efficiencies improve and price increases become fully effective.

         Sales and administration expenses for the remainder of 1997 are expected to increase but at about the same rate as sales. Interest expense will likely remain higher than 1996 as the average level of debt is expected to be greater due to working capital growth and capital addition projects.

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


Liquidity and Capital Resources

During the first half of 1997, the Company's operations provided net cash of $417,000, including $1,085,000 used for operating activities, $2,883,000 provided by increased debt, and $1,381,000 used for capital expenditures for property, equipment and aircraft.

Operating activities in the first nine months of 1997 used cash of $1,085,000. Net income from operations provided cash of $2,259,000. This amount was increased by adjustments for depreciation and amortization of $1,214,000 and reduced by other non-cash items in an aggregate amount of $667,000. Increases in receivables, inventories and other working capital items used cash of
$3,729,000. Inventory and receivable increases of $6,590,000, which were required to support increased sales in 1997, were partially offset by a net increase of $2,861,000 in prepaid expenses, accounts payable and accruals.
Increased expenditures for working capital items may be required to support increased sales levels throughout 1997. These increases will be funded by cash generated from operations as well as the Company's available lines of credit.

Investing activities for the first nine months of 1997 used cash of $1,381,000, including $2,062,000 used for plant and other capital improvements and $519,000 provided by aircraft transactions. Plant additions include $1,155,000 for various machinery and equipment additions and $907,000 for luxury motorcoaches leased to outsiders. The Vantare production facility expansion was completed and sold to the Seminole Port Authority at its cost of $975,000 and was then leased back by the Company under the terms of a ten year operating lease. The proceeds from the sale were used to repay interim bank borrowings for the project. Aircraft transactions of $519,000 include net proceeds of $3,700,000 from sale of aircraft and the purchase of aircraft for $2,651,000. In October, the Company purchased aircraft at a cost of $3,700,000 which were fully financed by additional borrowings. The Company is in the process of adding 20,000 square feet to its parts and rework facility at a cost of approximately $450,000. This project will be completed in the fourth quarter and substantially funded with available borrowing capacity.

Financing activities during the first nine months of 1997 provided net cash of $2,883,000, after borrowings of $15,665,000 and payments of $12,782,000.
Borrowings included $2,601,000 for the purchase of aircraft, $12,419,000 from term and line of credit notes and $645,000 for plant expansion and other projects. Repayments included $7,660,000 on the line of credit notes and $2,328,000 for the reduction of other debt. In October, the Company borrowed $3,700,000 to fund aircraft purchases.

The Company has a working capital line of credit with its primary lender, Firstar Bank Iowa, N.A. This line has a defined borrowing limit equal to the lesser of $12.0 million or a defined percentage of eligible receivables and inventory. In November, 1997, the maturity date of borrowings under this line was extended to July 31, 1999, subject to renewal and extension and the interest rate on borrowings was reduced from prime rate to one-half percent below prime rate. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. Borrowings under the line are secured by substantially all assets of the Company. There was $6.8 million borrowed against this credit line as of September 30, 1997.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $5.0 million (increased from $3.5 million during the third quarter) for financing new and used motorcoaches held in inventory, with interest at prime plus one-quarter percent on borrowed funds. At September 30, 1997 $3.9 million was borrowed against this line.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor arrangements. These contingent liabilities total approximately $13 million at September 30, 1997. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At September 30, 1997, the Company's maximum annual claim exposure under these programs is approximately $2.2 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers compensation claim administrator.


The Company is the process of purchasing land near its Sanford facility for future expansion use at a cost of approximately $900,000. This purchase will be funded before the end of 1997 by additional borrowings from a Florida bank.

The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project in 1998.

In June, the Company signed a letter of intent to acquire Camp & Associates, Inc. In July, the Company withdrew its offer as a result of its due diligence work and this acquisition was not completed.

In October, 1997, the Company signed a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Marketing Group, LLC. This joint venture will focus on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. It is not expected that this venture will require significant capital to begin and maintain its operations.

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.  See Exhibit Index on page following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEATHERLITE MFG., INC.
                                        (Registrant)



Date:  November 11, 1997                /S/ CONRAD D. CLEMENT
                                        ---------------------
                                        Conrad D. Clement
                                        President & CEO




Date:  November 11, 1997                /S/ JEFFERY A. MASON
                                        --------------------
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10Q
                        Quarter Ended September 30, 1997


Exhibit No.             Description

   10.1  Second  Amendment dated July 31, 1997, to Amended and Restated
         Credit and Security Agreement
   10.2  Agreement dated October 16, 1997 with Tifton Aluminum Company, Inc. *
   10.3  Agreement dated October 15, 1997 with EASCO Aluminum, Dolton Works *
   10.4  Agreement dated October 22, 1997 with Alumax Transportation Products *

   27    Financial Data Schedule (filed in electronic format only)

* Portions of this document have been omitted pursuant to a request for confidential treatment.