Form 10-K
period 1997-12-31
FEATHERLITE MFG INC
filed 1998-03-27
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended                               Commission File No.:
      December 31, 1997                                        0-24804

                             FEATHERLITE MFG., INC.
             (Exact Name of Registrant as Specified in its Charter)

        Minnesota                                          41-1621676
 (State of Incorporation)                  (IRS Employer Identification Number)

                                Highways 63 and 9
                               Cresco, Iowa 52136
                                 (319) 547-6000
                    (Address of principal executive offices;
                           Issuer's telephone number)
                            ------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, without par value
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 9, 1998, was $18,087,292 (based on the last sale price of the registrant's Common Stock on such date).

Shares of without par value Common Stock outstanding at March 9, 1998:
                                   6,255,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated Part of this Form 10-K: (1) Annual report to shareholders for the fiscal year ended December 31, 1997 - Part II; (2) Proxy statement for 1998 Annual Meeting - Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Featherlite Mfg., Inc. was organized by current management as a Minnesota corporation in 1988 to acquire the assets of a non-affiliated business which manufactured trailers since the early 1970s under the FEATHERLITE(R) brand name. The Company designs, manufactures and markets over 400 models of both custom made and standard model specialty aluminum and steel trailers through a network of over 240 full-line dealers and over 900 limited-line dealers located in the United States and Canada.

     In 1996, the Company began manufacturing and marketing a custom luxury motorcoach primarily through the acquisition of the assets of Vantare International, Inc., which is among the leaders and fastest growing companies in the high end motorcoach industry. Entry into the luxury motorcoach market was consistent with Featherlite's long-term growth strategy of product diversification. These motorcoaches are marketed under the trade name "VANTARE by Featherlite(TM)".

     The Company markets its primary products under the FEATHERLITE(R) brand name. FEATHERLITE(R) trailers are made of aluminum, which differentiates the Company from most of its competitors which primarily make steel trailers. Aluminum trailers are superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company's focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL(R) series (replaced Econolite beginning in 1997) and DIAMOND D(R) brands in order to provide dealers and customers with a high quality, but less expensive, alternative to the aluminum trailer.

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

     The Company continually monitors the market for opportunities to leverage the FEATHERLITE(R) brand name and its expertise. Featherlite pioneered the introduction of standard model aluminum horse and livestock trailers, which traditionally had been custom made. It has also responded to the increasing demand for customizing the interiors of trailers, a capability which helps distinguish the Company from its competition. Typical interiors range from a simple interior, such as a dressing room, closet and mirror in the nose of a horse trailer, to sophisticated, such as upholstered seating and sleeping areas, kitchens, bathrooms and modern electronics, including fax machines, cellular phones and satellite dishes, in race car transporters and luxury custom coaches. In addition, Featherlite refines the products it already offers by introducing new features to satisfy the increasing demands of its customers.

     The Company pays special attention to its target customers and attempts to reach them through a variety of media. Unlike most of its competition, Featherlite is large enough to benefit from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite's designation as the "Official Trailer of NASCAR, CART, IRL, ARCA, ASA, World of Outlaws and the Indianapolis Motor Speedway," a major sponsor of NHRA drag racing and association with the All American Quarter Horse Congress, the International Arabian Horse Association and others. Vantare, the Company's luxury motorcoach division is the "Official Coach" of NASCAR, IRL and Sportscar. Featherlite intends to expand its promotional activities as the Company enters new markets.

Specialty Trailer and Motorcoach Industry

     The Company operates in two principal industries and business segments: specialty trailers and motorcoaches, as discussed in the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

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

Motorcoach Industry

     Bus conversion motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $500,000 to $900,000 or more. These motorcoaches are made from a bus shell for conversions that is purchased and completed to provide an interior area designed to the customers specifications. It has been estimated that this segment to the RV market experienced more than a 30% growth between 1990 and 1994 and this growth is expected to continue in the future. A large part of the target market, the 45 to 64 age group, is expected to grow 33% this decade alone. Sales of these vehicles will be boosted because this group is expected to retire earlier and have a greater affluence than previous generations. The Company believes that there are presently seven or more companies in this industry.

Products and Services

     The Company's primary business activity is the manufacture and sale of specialty aluminum trailers under the FEATHERLITE(R) brand name. In 1996, the Company began manufacturing and marketing a custom motorcoach under the name "VANTARE by Featherlite". In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL(R) series (formerly Econolite) and DIAMOND D(R) brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. Rework and warranty services are also provided for Company built trailers at the Company's facilities and dealer locations. For 1997, over 95% of the Company's revenues were derived from trailer and motorcoach sales.

     The following data illustrate the percentage of the Company's net trailer and motorcoach sales by product type in 1995, 1996 and 1997 (dollars in thousands):



                                                             Years ended December 31
                                ------------------------------------------------------------

                                       1995                1996              1997
                                ------------------------------------------------------------
                                 Amount   Percent*   Amount  Percent*  Amount   Percent*
                                ------------------------------------------------------------
Horse                           $23,985     34.7%   $29,697   29.9%    $31,202  23.2%

Livestock                        13,604     19.7%    17,789   17.9%    21,468   16.0%

Car and race car/specialty       14,333     20.7%    15,847   15.9%    24,797   18.5%
transporters

Utility and recreational          4,468      6.4%     7,206    7.3%     8,897    6.6%

Commercial                        8,786     12.7%    10,150   10.2%     7,244    5.4%

Motorcoaches                       ----     ----     14,785   14.9%    34,355   25.6%
                                -------------------------------------------------------------

Net Trailer & Motorcoach         65,176     94.3%   $95,474   96.1%  $127,963   95.2%
Sales

Parts, Deliver & Scrap            3,983      5.8%     3,855    3.9%     6,424    4.8%
                                -------------------------------------------------------------

Net Sales                       $69,159    100.0%   $99,329  100.0%  $134,387  100.0%
                                -------------------------------------------------------------




*Product mix percentages in 1996 and 1997 affected by addition of  motorcoaches.
Prior  year  percentages  differ  from  amounts   previously   reported  due  to
reclassifications made to be consistent with 1997 classifications.

Trailers

     The Company is unique among trailer manufacturers because of the many types of trailers it makes. The Company's FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company's primary trailer types are horse, livestock, utility/recreational, commercial and car trailers as well as race car and specialty transporters. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. In 1996, the Company discontinued manufacturing semi trailers which were included in the commercial category. The Company believes FEATHERLITE(R) brand trailers, which are "all aluminum" with the exception of steel axle and hitch parts, enjoy a premier image in the industry. Sales of FEATHERLITE(R) brand trailers currently represent over 90% of the Company's total trailer sales. FEATHERLITE-STL(R) series and DIAMOND D(R) brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

     FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) trailers are built as standard models or to customer order from selected options. Depending on the model, the Company's trailers generally include name brand tires, reflectors and exterior running and license plate lights, sealed and enclosed wires, and safety chains and breakaway switches. Popular options to standard designs include paint schemes, logos, lettering and graphics, winches and generators, viewing platforms, workbenches and cabinets, vents and other airflow designs, roll-up doors, access and side doors and windows, aluminum wheels and hubcaps, and hydraulic or air brakes.

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

     Retail prices for the Company's standard aluminum model trailers range from approximately $1,200 for the least expensive snowmobile trailer to over $300,000 for a custom built race car transporter and hospitality trailer and over $900,000 for a luxury coach. Representative FEATHERLITE(R) aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, $16,000 for a gooseneck car trailer.

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

     The Company's goal is to produce the best performing and most reliable coach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts which were previously developed by Vantare International, Inc. when it was in the business of building yachts.

     About 75% of the coaches are built to specific customer order from selected options. The remainder are motorcoaches which are built for potential retail customers and for demonstration at particular shows or events. Retail prices range from $500,000 to $900,000 or more. There is a risk that certain of the coaches built on a speculative basis may not be sold on a timely basis and at normal profit margins.

     The Company also sells used motorcoaches which are taken as trade-ins from customers on new coaches or on a consignment basis. Repair services are provided for coaches of customers and others at the Vantare facility in Sanford, Florida, as well as at a Company service center in Mocksville, North Carolina and Cresco, Iowa.

Other Business Activities

     In addition to the manufacture and sale of specialty trailers, the Company sells replacement and specialty trailer parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 1997 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly-owned subsidiary of the Company, conducts such aircraft dealer activities. Featherlite Aviation Company currently holds for resale three used aircraft. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft, create risks to the Company and its operating results. The Company maintains liability insurance policies relating to its aircraft in an amount it believes to be adequate, but there is no assurance that its coverage will continue to be available at an acceptable price or be sufficient to protect the Company from adverse financial effects in the event of claims. Gains on aircraft sales are included in other income. The
Company's other business activities, excluding aircraft, in the aggregate, accounted for approximately 5.8%, 3.9% and 4.8% of the Company's net sales for 1995, 1996 and 1997, respectively.

In October, 1997, the Company signed a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Group, LLC. The joint venture will focus on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry.

Marketing and Sales

Dealer Network

     The Company markets its products primarily through a network of over 240 full-line dealers and over 900 limited-line dealers located in the United States and Canada, and one distributor serving Alberta and British Columbia, Canada. Dealers typically handle only a portion of the entire FEATHERLITE(R),
FEATHERLITE-STL(R) series and DIAMOND D(R) product lines and may sell other steel trailer brands. Featherlite volume dealers exclusively sell Featherlite aluminum trailers. Limited line dealers are not prohibited by their agreements with the Company from selling other brands of aluminum trailers. No single dealer represents more than 10% of the Company's net sales. The Company's top 50 dealers accounted for approximately 76%, 54% and 54% of the Company's net trailer sales for 1995, 1996 and 1997, respectively. For these periods, 82% or more of the Company's trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily drop deck trailers, specialty trailers and race car transporters. For these periods, approximately 98% of the number of units sold were sold by the dealer network.

     Dealers sell FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) products under contractual arrangements which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers may be terminated. Such laws have not materially adversely affected the Company to date. Changes in dealers take place from time to time. The Company believes that a sufficient number of prospective dealers exists across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to increase substantially its number of dealers over the next several years.

     The Company employs territory managers to assist in the marketing and sales process. These managers assist the Company's dealers in coordinating the selection of custom options by customers and the production of orders. They also participate with the dealers at trade shows, fairs, rodeos, races and other events to promote the FEATHERLITE(R) brand. Factory representatives also actively seek out potential new dealers.

     All motorcoaches are sold directly by Company personnel to end user customers. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote the "VANTARE by Featherlite(TM)" motorcoach.

Financing

     A substantial portion of the Company's sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with NationsCredit Commercial Corporation, Deutsche Financial Services Corp. (formerly ITT Commercial Finance Corp.), Bombardier Capital, Green Tree Financial Servicing Corporation and with TransAmerica Commercial Finance Corp. to provide trailer floor plan financing for its dealers. Green Tree Financial Servicing Corporation and Featherlite Credit Corporation, a corporation owned by certain of the Company's officers and directors, provides retail financing to end user customers of the Company's dealers. Under these floor plan arrangements, the Company is required in certain circumstances to guarantee certain debt, or repurchase for the remaining unpaid balance including finance charges plus costs and expenses, any repossessed trailers financed through such arrangements. Although the Company has not been required to make any significant payments or repurchases to date, there can be no assurance that such obligations will not, in the future, adversely impact the Company. There is no recourse to the Company on these retail financing arrangements.

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

     An example of the Company's specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the "Official Trailer of NASCAR, CART, IRL, ARCA, ASA, NHRA, World of Outlaws and the Indianapolis Motor Speedway" and Vantare is the "Official Coach" of NASCAR, IRL, NHRA and Sportscar. Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour, and a major sponsor of the National Hot Rod Association ("NHRA"). The 1997 NASCAR Featherlite Southwest Tour is comprised of sixteen events in various cities in Arizona, California, Nevada and Colorado. The NASCAR Featherlite Modified Tour schedule takes place primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, Automobile Racing Club of America ("ARCA"), IndyCar, nostalgic, sprint car, off road, boat, motorcycle and motocross.

     In addition to the racing industry, the Company sponsors or is associated with the All American Quarter Horse Congress, United States Team Roping Championship, the American Paint Horse Association and the National Western Livestock Show as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company's dealers attend approximately 1,200 to 1,400 such events each year.

Competition - Specialty Trailers

     The specialty trailer industry is highly competitive, especially with respect to the most commonly sold models, such as one and two horse trailers. Competition is based upon a number of factors, including brand name recognition, quality, price, reliability, product design features, breadth of product line, warranty and service. The primary competition to FEATHERLITE(R) aluminum trailers are steel trailers, which typically sell for approximately 30% to 40% less but are subject to rust and corrosion and are heavier. There are no significant technological or manufacturing barriers to entry into the production of steel trailers and only moderate barriers to the production of aluminum trailers. Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company's competitors and potential competitors are better established in segments of the Company's business. The Company's principal competitors, all of which are located domestically, include the following:

Trailer Types                            Principal Competitors' Brands
-----------------------------------------------------------------------

Horse and Livestock                4 Star, Barrett, Sooner, Wilson, Sundowner,
                                   Kiefer Built,  W-W

Utility                            Wells Cargo, PACE, Haulmark

Drop Frame Vans                    Kentucky

Car Trailers and                   HighTech, Competition, Concept, Wells
Race Car Transporters              Cargo, Haulmark, PACE, Sooner

Competition - Motorcoaches

     The motorcoach industry is highly competitive, particularly in XL models, with seven or more manufacturers. Vantare is the dominant producer of H model coaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The brand names of the Company's principal competitors in this industry, all of which are located domestically, include, among others:
Marathon, Liberty, Country Coach, Angola, Monaco, Vogue and Custom.

Manufacturing

     The Company manufactures substantially all of its trailers at plants located in Cresco, Nashua and Shenandoah Iowa. It has agreements with two companies to manufacture certain trailers. Under the agreements, the Company supplies trailer materials and specifications to those manufacturers. The manufacturers, which are prohibited from manufacturing trailers for any other entities without Featherlite's consent, cover labor and overhead expenses and manufacture the trailers for contractually agreed upon prices.
Such trailers constituted approximately 3% of net trailer sales for 1997.

     Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company's business, fluctuate daily in the open market. The Company has obtained fixed price contracts from suppliers for 1998 to reduce the risk related to fluctuations in the cost of aluminum. There is a risk to future operating results if the Company is unable to obtain fixed contracts to reduce the affect of fluctuations in the price of aluminum.

     The Company presently purchases substantial amounts of aluminum extrusions from two major suppliers, Alumax Extrusions Inc. and Easco Aluminum, and the majority of its sheet metal from two large suppliers, Reynolds Aluminum Co. and Samuel Whittar. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with suppliers to fill a substantial part of its projected need for aluminum in 1998. In the event that one or more of the Company's suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company's production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. The Company has never been unable to obtain an adequate supply of raw materials. Increases in prices of aluminum and other supplies may adversely affect sales of the Company's products.

     In addition to obtaining long term contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would "lock in" the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company's actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would effect the competitive price of the Company's product.

     In the manufacturing process, the Company seeks to maximize production efficiency by using weekly production schedules which allocate scheduled trailers to specific production lines within each plant. The Company generally follows a build-to-order policy to control inventory levels. If orders cannot be filled from any inventory maintained by the Company, they are scheduled for production. Inventory trailers may be scheduled to maximize the efficiency of the production lines. The Company also utilizes certain production lines solely for standard model trailers.

     The Company manufactures all of its motorcoaches at its plant located in Sanford, Florida. Except for the coach shell and electronic equipment, various kitchen and bathroom fixtures and accessories and other purchased items, the Company fabricates all the components for its coaches. The Company completes the conversion by finishing the interior of the purchased shell to the layout and design requirements of the customer or its specifications. All design engineering, plumbing, cabinetry and upholstery required to complete the coach is done by company personnel.

     The Company purchases its motorcoach shells from one manufacturer, Prevost Car Company, Inc. of Sainte-Claire, Quebec, Canada, although the Company could purchase certain shells from other manufacturers. The Company does not have any long or short term manufacturing contracts with Prevost. However, the Company provides Prevost with its estimated yearly motorcoach requirements. Once Prevost releases an order to production, Prevost becomes obligated to fill the order and the Company becomes obligated to take delivery of the order. In the event Prevost was unable to deliver motorcoach shells to the Company, the Company's revenues and profits could be materially and adversely affected.

Backlog

     At December 31, 1997, the Company had unfilled confirmed orders from its customers in the amount of approximately $27 million, including $14 million in motorcoach orders, and $28 million, including $16 million in motorcoaches, at December 31, 1996. All orders at December 31, 1997 are expected to be filled during 1998.

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

Patents and Trademarks

     The Company has registered FEATHERLITE(R) as a trademark for use in conjunction with trailers in the United States, Canada and Germany. In general, such registrations are effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL(R) series. In October 1995, the Company acquired the rights to the DIAMOND D(R) trademark and has registered it as a trademark in the United States and has a trademark application pending in Canada. In 1993, the Company purchased the rights to two design patents, which expire in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has filed for certain trailer design and utility patents relating to race car transporters.

     The Company has a trademark for "VANTARE by Featherlite(R)" for use in conjunction with motorcoaches and yachts in the United States.

Warranty

     The Company warrants the workmanship and materials of certain parts of the main frame of its aluminum trailers under a limited warranty for a period of six years and such parts of certain other Company trailers as well as other products manufactured by the Company for periods of one to four years. The limited warranty does not include normal wear items, such as brakes, bearings and tires. The Company's warranty obligations are expressly limited to repairs and replacement of parts. Historically, there have been no recalls of the Company's trailers for replacement of major components or parts and the expense of warranty claims for repairs or replacement of parts has been less than 1% of the Company's net sales.

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

Employees

     As of December 31, 1997, the Company had 1,333 employees, of whom 1,312 are full-time and 21 are part-time as follows: Production and production support - 1,243, Sales and Marketing - 48, and Administration - 42.

     The Company is not a party to any collective bargaining agreement and believes that it has good working relationships with its employees.

     The Company's success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer. During 1997, the responsibilities held by Michael Guth, President of the Vantare Division of Featherlite were assumed by Norm Allen, a vice president of Featherlite. Mr. Guth will concentrate on customer relations, design innovation and product development. The loss of Mr. Clement's services could have a material adverse affect on the Company's business and development. There can be no assurance that an adequate replacement could be found for Mr. Clement in the event of his departure. The Company does not carry any key man life insurance on any of its officers or employees.

     The Company has two separate agreements with Iowa community colleges which provided approximately $620,000 for job training purposes. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company's Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

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

Cautionary Statements

     Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite's actual results and could cause Featherlite's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite:

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

Inability of motorcoach shell manufacturer to deliver shells on a timely basis; inability to sell motorcoaches made on a spec basis at normal profit margins;

The effects of changes within Featherlite's organization, including the loss of the services of key management personnel, particularly Mr. Conrad Clement, President and Chief Executive Officer.

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

ITEM 2.  PROPERTIES

     The Company's principal sales, marketing and executive offices are located in a recently completed 20,000 square foot building owned by the Company near Cresco, Iowa. Adjacent to it is a Company-owned 50,000 square foot (including 20,000 added in 1997) parts distribution center and a rework, maintenance and trailer distribution facility, from which substantially all trailer deliveries to dealers are made.

     The Company has production and warehouse facilities in Cresco, Nashua and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 238,000 square feet including 140,000 square foot expansion completed in March 1995. Three buildings, totaling approximately 136,000 square feet of Company owned space and 30,000 square feet of leased space, are used for production of trailers and fabrication of components. A 58,000 square foot building is used, pursuant to a lease, for custom interior finishing and a 14,000 square foot building, which the Company owns, is used for storage of raw materials. In 1998, the Company plans to build a warehouse facility for raw material storage at its Cresco location at an approximate cost of $1.8 million which will be financed with new borrowings.

     The  Shenandoah  facilities  include a 117,000  square  foot  manufacturing facility acquired in October 1995 in connection with the DIAMOND D(R) acquisition. All of the assets of DIAMOND D Trailer Manufacturing Inc., including the office and production facilities were purchased for $2.4 million in cash. The consideration paid was based primarily on the book value of the acquired assets on the date of purchase. The Company-owned Nashua facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant office building. The Company also owns three buildings in Grand Meadow,
Minnesota that were used as the Company's corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. The Company currently is attempting to sell the Grand Meadow facilities which are being leased on a short term basis to offset real estate taxes and other costs of holding the property.

     In July 1996, the Company acquired office and production facilities and other assets of Vantare International, Inc. in Sanford, Florida. (See Note 10 to financial statement). This facility includes approximately 55,000 square feet of production and office space and is used for the manufacture of luxury motorcoaches. This facility is owned by Seminole Port Authority and is being leased by the Company under the terms of an operating lease. These facilities were expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. The outside parking area was also improved and vacant land near the Vantare facilities was purchased for future expansion, possibly beginning in late 1998 or early 1999 on some phases. The Company's profit margins will depend in part on its ability to increase unit sales volume to fully utilize its new facilities and integrate operations efficiently.

     In the future, the Company may determine to build or acquire existing manufacturing facilities outside of Northeastern Iowa, which would create additional risks to the Company's ability to manage growth.

ITEM 3.  LEGAL PROCEEDINGS

     The Company in the course of its business has been named as a defendant in various legal actions. Most, but not all, of such actions are product liability or workers' compensation claims in which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the financial position of the Company but may be material to the Company's operating results for any particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company:

Name of
Executive Officer       Age      Present Position with Company
--------------------------------------------------------------------------------
Conrad D. Clement       54       President, Chief Executive Officer and Director
Jeffery A. Mason        57       Chief Financial Officer and Director
Tracy J. Clement        31       Executive Vice President and Director
Gary H. Ihrke           51       Vice President of Operations & Secretary
Eric P. Clement         28       Vice President of Sales
Steven J. Sheldon       47       Vice President of Market Development
Larry D. Clement        52       Treasurer

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

     Eric P. Clement has been Vice President of Sales since March 1996 after service as Vice President of Operations since January 1991 and was previously a director of the Company. Prior to that time, Mr. Clement attended college and worked part time for businesses owned by his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Corporate Information" and "Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Independent Auditors' Report thereon which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  (1)  Consolidated Financial Statements:
                                                                           Page

                       Report of Independent Auditor                          *
                       Balance Sheets at December 31, 1997 and 1996           *
                       Statements of Operations for each of the years
                         ended December 31, 1997, 1996 and 1995               *
                       Statements of Cash Flows for each of the years
                         ended December 31, 1997, 1996 and 1995               *
                       Statements of Shareholders' Investment for each
                         of the years ended December 31, 1997, 1996 and 1995  *
                       Notes to Consolidated Financial Statements             *

                  (2)  Financial Statement Schedules:

                       None

                  (3) Exhibits. See Exhibit Index on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





--------------

*Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, a copy of which is included with this Form 10-K as Exhibit 13.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FEATHERLITE MFG., INC.

                                          By:/s/ Conrad D. Clement
                                          Conrad D. Clement
Date:  March 20, 1998                     President and Chief Executive Officer


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

Signature                     Title                                    Date
--------------------------------------------------------------------------------

/s/ Conrad D. Clement         President, Chief Executive          March 20, 1998
Conrad D. Clement             Officer and Director (Principal
                              Executive Officer)

/s/ Jeffery A. Mason          Chief Financial Officer and         March 20, 1998
Jeffery A. Mason              Director (Principal Financial
                              and Accounting Officer)

/s/ Tracy J. Clement          Executive Vice President and        March 20, 1998
Tracy J. Clement              Director

/s/ Donald R. Brattain        Director                            March 20, 1998
Donald R. Brattain

/s/ Thomas J. Winkel          Director                            March 20, 1998
Thomas J. Winkel

/s/ Kenneth D. Larson         Director                            March 20, 1998
Kenneth D. Larson

/s/ John H. Thomson           Director                            March 20, 1998
John H. Thomson

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  EXHIBIT INDEX
                                       TO
                         FORM 10-K FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1997
                            -------------------------

                             FEATHERLITE MFG., INC.


     EXHIBIT
     NUMBER                                          DESCRIPTION

     2.2 Agreement and Plan of reorganization dated July 1, 1996, among the Registrant, Vantare International, Inc. and Michael Guth --
          incorporated by reference to Exhibit 2 to the Company's Form 8-K filing dated July 1, 1996*

     2.3 Amendment to Agreement and Plan of Reorganization between Registrant, Vantare International, Inc. and Michael Guth dated December 30, 1996

     3.1 The Company's Articles of Incorporation, as amended -- incorporated by reference to Exhibit 3.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

     3.2  The  Company's  Bylaws,  as amended --  incorporated  by  reference to
          Exhibit  3.2  to  Company's  S-1  Registration  Statement,   Reg.  No.
          33-82564*

     4.1  Specimen  Form  of  the   Company's   Common  Stock   Certificate   --
          incorporated by reference to Exhibit 4.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

    10.2**1994 Stock Option  Plan,  including  Form of Incentive  Stock Option
          Agreement -- incorporated by reference to Exhibit 10.2 to Company's S-1 Registration Statement, Reg. No. 33-82564*

   10.10  Industrial  New  Jobs  Training  Agreement  between  the  Company  and
          Northeast  Iowa  Community  College --  incorporated  by  reference to
          Exhibit 10.10 to Company's S-1 Registration Statement, Reg. No. 33-82564*

   10.11 Industrial New Jobs Training Agreement between the Company and Hawkeye Institute of Technology -- incorporated by reference to
          Exhibit 10.11 to Company's S-1 Registration Statement, Reg. No. 33-82564*

   10.12 Inventory Repurchase Agreement, dated September 12, 1990, between the Company and NationsCredit Commercial Corporation (formerly Chrysler First Commercial Corporation Limited) -- incorporated by reference to
          Exhibit 10.12 to Company's S-1 Registration Statement, Reg. No. 33-82564*

   10.13 Floorplan Agreement, dated March 27, 1992, between the Company and ITT Commercial Finance Corp. -- incorporated by reference to Exhibit
          10.13 to Company's S-1 Registration Statement, Reg. No. 33-82564*

   10.15 Agreement, effective January 1, 1995, between the Company and Polaris Industries, L.P. --incorporated by reference to Exhibit 10.15 to Company's Form 10-K for the fiscal year ended December 31, 1994*

   10.16 Inventory Repurchase Agreement, dated February 27, 1995, between Featherlite Mfg., Inc. and TransAmerica Commercial Finance Corporation -- incorporated by reference to Exhibit 10.23 to Company's Form 10-K for the fiscal year ended December 31, 1995*

   10.17 Agreement between Featherlite Mfg., Inc. and Featherlite Credit Corporation -- incorporated by reference to Exhibit 10.2 to Company's 10-Q for the quarter ended June 30, 1996*

   10.19 Agreement dated August 1, 1996 between the Company and Dolton Aluminum. -- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended September 30, 1996*

   10.20 Agreement dated August 1, 1996 between the Company and Alumax Extrusions, Inc. -- incorporated by reference to Exhibit 10.2 to Company's 10-Q for the quarter ended September 30, 1996*

   10.21 Amended and restated Credit and Security Agreement dated December 30, 1996 between Featherlite Mfg., Inc. and Firstar Bank -- incorporated by reference to Exhibit 10.21 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.22 Agreement for wholesale financing dated October 3, 1996 between Deutsche Financial Services and Featherlite Mfg., Inc. -- incorporated by reference to Exhibit 10.22 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.23**Amendment to 1994 Stock Option Plan dated May 14, 1996 -- incorporated by reference to Exhibit 10.23 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.24 Agreement dated August 26, 1996 between the Company and Reynolds Aluminum -- incorporated by reference to Exhibit 10.24 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.25 Agreement dated September 13, 1996 between the Company and Samuel Whittar Inc. -- incorporated by reference to Exhibit 10.25 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.26 Agreement dated November 27, 1996 between the Company and Dolton Aluminum -- incorporated by reference to Exhibit 10.26 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.27 Agreement dated November 27, 1996 between the Company and Alumax Transportation Products -- incorporated by reference to Exhibit 10.27 to Company's 10-K for the fiscal year ended December 31, 1996.*

   10.28 First Amendment to Amended and Restated Credit and Security Agreement -- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended June 30, 1997.*

   10.29  Second   Amendment  to  Amended  and  Restated   Credit  and  Security
          Agreement-- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended September 30, 1997.*

   10.30 Agreement dated October 16, 1997 with Tifton Aluminum Company, Inc. -- incorporated by reference to Exhibit 10.2 to Company's 10-Q for the quarter ended September 30, 1997.*

   10.31 Agreement dated October 15, 1997 with EASCO Aluminum, Dolton Works-- incorporated by reference to Exhibit 10.3 to Company's 10-Q for the quarter ended September 30, 1997.*

   10.32  Agreement   dated   October  22,   1997  with  Alumax   Transportation
          Products-- incorporated by reference to Exhibit 10.4 to Company's 10-Q for the quarter ended September 30, 1997.*

     13 Portions of annual report to shareholders for the fiscal year ended December 31, 1997 incorporated as reference in this Form 10-K

     21   Subsidiaries of the Company:
                                                   State of
          Name                                   Incorporation
          ------------------------------------------------------
          Featherlite Aviation Company              Minnesota

     23   Consent of Independent Auditors

     24 Powers of Attorney of directors-- included under the "Signatures" section of this Form 10-K

     27   Financial Data Schedule (filed in electronic format only)

----------------
*Incorporated by reference to a previously filed document or report (File #0-24804, unless otherwise indicated).
**Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K.