Form 10-Q
period 1998-03-31
FEATHERLITE MFG INC
filed 1998-05-14
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number:   0-24804

                             Featherlite, Inc.
             (Exact name of registrant as specified in its charter)

    Minnesota                                             41-1621676
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                Highways 63 & 9, P.O. Box 320, Cresco, IA  52136
       (Address of principal executive offices)           (Zip Code)

                                  319/547-6000
              (Registrant's telephone number, including area code)

                             Featherlite Mfg., Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       6,527,851 Shares as of May 13, 1998

                             FEATHERLITE, INC.

                                      INDEX



                                                                       Page No.

 Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

 Part I. Financial Information:

 Item 1.  Financial Statements (Unaudited)

   Condensed Balance Sheets
   March 31, 1998 and December 31, 1997  . . . . . . . . . . . . . . . .  3

   Condensed Statements of Income
   Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . . . .  4

   Condensed Statements of Cash Flows
   Three months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . 5

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . .9

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .12

         Signatures   . . . . . . . . . . . . . . . . . . . . .. . . . . 13

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)

                                              March 31,            December 31,
                    ASSETS                     1998                   1997
                                             ---------             ------------

Current Assets
    Cash and equivalents                   $      431            $       1,632
    Trade receivables                           7,925                    7,050
    Inventories
      Raw Materials                            10,696                   10,052
      Work in process                          10,136                   11,815
      Finished trailers/coaches                18,878                   17,797
                                             --------                 --------
      Total inventories                        39,710                   39,664
    Prepaid expenses                            1,291                    1,110
    Deferred taxes                                824                      824
                                             --------                 --------
    Total current assets                       50,181                   50,280
                                             --------                 --------

Property and equipment                         20,947                   20,460
    Less accumulated depreciation              (6,640)                  (6,280)
                                             --------                 --------
    Property and equipment, net                14,307                   14,180

Other assets                                   10,975                   11,048
                                             --------                 --------
                                          $    75,463            $      75,508
                                            =========                =========

                     LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current maturities of long term debt  $     1,069            $       1,173
    Other notes payable                         5,963                    6,515
    Accounts payable                           12,470                   11,984
    Accrued liabilities                         5,687                    5,380
    Customer deposits                           2,956                    3,585
                                             --------                 --------

    Total current liabilities                  28,145                   28,637
                                             --------                 --------
Long Term Debt, net of current maturities      21,399                   22,075
Deferred grant income                             219                      237
Deferred taxes                                    681                      682
Commitments and Contingencies (Note 5)
Shareholders' equity                           25,019                   23,877
                                             --------                 --------
                                          $    75,463            $      75,508
                                            =========                =========


See Notes to financial statements

              Featherlite, Inc.
              Condensed Statements of Income
              (Unaudited)
     (In thousands, except for per share data)


                                                   Three months Ended
                                                        March 31
                                                   -------------------
                                                   1998           1997
                                                   ----          -----

Net Sales                                       $ 41,742       $ 34,034
Cost of sales                                     34,825         28,939
                                                --------       --------
    Gross profit                                   6,917          5,095
Selling and administrative expenses                4,661          3,600
                                                --------       --------
    Income from operations                         2,256          1,495
Other income (expense)
    Interest                                        (576)          (336)
    Other, net                                       221            102
                                                --------       --------
    Total other expense                             (355)          (234)
                                                --------       --------
Income before taxes                                1,901          1,261
Provision for income taxes                           760            505
                                                --------       --------
    Net income                                     1,141            756
                                                --------       --------


Net income per share - basic and diluted        $   0.18       $   0.12
                                                --------       --------

Weighted average shares outstanding - basic        6,255          6,255
                                                --------       --------

Weighted average shares outstanding - diluted      6,340          6,296
                                                --------       --------


See Notes to financial statements

              Featherlite, Inc.
              Condensed Statements of Cash Flows
              (Unaudited)
              (In thousands)


                                                                                    Three months Ended
                                                                                         March 31
                                                                            ------------------------------------
                                                                                 1998                1997
                                                                            ---------------     ----------------

Cash provided (used) by operating activities
Net income                                                                       $   1,141           $      756
Depreciation & amortization                                                            406                  428
Equity in earnings of joint venture                                                     (5)                  --
Other non cash adjustments, net                                                         14                  (13)
Decrease (increase) in working capital, net                                           (938)                 594
                                                                                 ---------           ----------
    Net cash provided by (used for) operating activities                               781                2,421
                                                                                 ---------           ----------

Cash provided used for investing activities
Additions to property and equipment, net                                              (487)                (265)
Purchase of aircraft, net                                                                                (2,530)
                                                                                 ---------           ----------
     Net cash used for investing activities                                           (487)              (2,795)
                                                                                 ---------           ----------

Cash used for Financing Activities
Change in short term debt                                                             (557)                (665)
Change in long term debt and grants                                                   (775)               2,171
                                                                                 ---------           ----------
     Net cash used for financing activities                                         (1,332)               1,506
                                                                                 ---------           ----------
Net cash and cash equivalent increase                                               (1,201)                 476
Cash, begin of period                                                                1,632                  256
                                                                                 ---------           ----------
Cash, end of period                                                             $      431           $      732
                                                                                 =========           ==========

See Notes to financial statements


                             FEATHERLITE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying condensed financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month periods ended March 31, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1997.

Note 2:  Property and Equipment

Property and equipment consists of the following at March 31, 1998 and December 31, 1997 (in thousands):

                                             1998               1997
                                             ----               ----
        Land and improvements              $ 2,256           $  2,098
        Building and improvements            8,052              7,954
        Machinery and equipment             10,639             10,408*
        Accumulated depreciation            (6,640)            (6,280)
                                           -------            -------
        Net Property and equipment         $14,307           $ 14,180
                                           -------            -------

         * This amount was incorrectly reported as $10,280 in the December 31, 1997 annual report.

Note 3:  Goodwill and Other Assets

Goodwill and other assets consists of the following at March 31, 1998 and December 31, 1997 (in thousands):

                                            March 31,          December 31,
                                              1998                 1997
                                              ----                 ----
         Goodwill, net                      $  3,413          $   3,461
         Aircraft held for resale              6,726              6,726
         Idle facilities                         522                522
         Advertising and other                   299                328
         Investment in joint venture              15                 11
                                            --------          ---------
         Total                              $ 10,975          $  11,048
                                            --------          ---------

Note 4:  Financing Arrangements

         Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $11 million line of credit to finance completed new and used motorcoaches. At March 31, 1998, $5.7 million was borrowed against this line.

         Long-term debt includes a credit agreement with a bank that provides a working capital line of credit. The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. The Company was in compliance with all these covenants at March 31, 1998. There was $9.3 million borrowed against this line of credit as of March 31, 1998.

Note 5:  Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $ $19.8 million at March 31, 1998 and $14.8 million at December 31, 1997.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $2.2 million, including $882,000 accrued for estimated unpaid claims at March 31, 1998 and $844,000 at December 31, 1997. The Company has obtained an irrevocable standby letter of credit in the amount of $1,225,000 in favor of the workers compensation claim administrator.

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

The Company, in the course of its business, has been named as a defendant in various legal actions. Most, but not all, of such actions are product liability or workers' compensation claims in which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consulting with counsel, that the resolution of such suits will not have a material adverse effect on the financial position of the Company, but may be material to the Company's operating results for any particular period.



Note 6:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)

                                                      March 31,       Dec 31,
                                                        1998           1997
                                                        ----           ----
Common stock - without par value;
   authorized- 40,000,000 shares;
   issued-      6,255,000 shares                     $ 14,220       $14,220
Additional paid-in capital                              4,062         4,062
Retained earnings                                       6,736         5,595
                                                     --------       -------
         Total Shareholders' equity                  $ 25,018       $23,877
                                                     ========       =======

In 1994, the Company completed an initial public offering of 1,955,000 shares of Company common stock and granted an option to the Underwriter for an additional 120,000 shares at a price of 120 percent of the initial public offering price of $6.00 per share. This option, which expires in September, 1999, has not yet been exercised.

Note 7: Stock Option Plan

The Board of Directors granted stock options to certain employees and directors in the total amount of 311,380 shares at March 31, 1998 and December 31, 1997 pursuant to the stock option plan established by the Company in July 1994. These shares were granted at a prices ranging from $5.50-$9.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. No new options have been granted in 1998. The shareholders will be voting on a proposed amendment to the stock option plan which increases the shares reserved for the stock option plan from 550,000 to 1,100,000.

Note 8:  Earnings per Share

Effective December 31, 1997, the Company adopted FASB Statement No 128, Earnings per Share. The statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

The weighted-average number of shares of common stock used to compute the basic earnings per share were increased by 85,322 at March 31,1998 and 41,238 at March 31, 1997 for the assumed exercise of options and warrants in computing the diluted earnings per share data. Basic and diluted earnings per share share, as calculated under FAS statement No. 128, are not materially different than the primary and fully diluted earnings per share as previously reported in prior periods.

Note 9:  Business Combination

In May, 1998, the Company acquired all the assets of Mitchell Motorcoach Companies in exchange for Company common stock with an aggregate value of approximately $3.0 million and the assumption of certain liabilities. Additional common stock with an aggregate value of approximately $3.0 million may be issued if this newly formed division of the Company achieves certain defined earnings levels through December 31, 2001. This acquisition will be accounted for as a purchase and accordingly, results of operations of the newly formed division will be included in the Company's operating statements beginning on the acquisition date. The Mitchell Companies is a privately held company based in Pryor, Oklahoma and had unaudited net sales for its most recently completed fiscal year of approximately $34 million.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion pertains to the Company's results of operations and financial condition for the three month periods ended March 31, 1998 and 1997.

Results of Operations

     Three months ended March 31, 1998 and 1997

     Net sales of $41.7 million for the quarter ended March 31, 1998 increased by 22.6% over the same period in 1997. Sales of Featherlite aluminum and steel brand trailers and other products increased by 23.6% and sales of Vantare luxury motorcoaches were up 18.6% over 1997. On a sales group basis, horse trailer sales increased by 18%, livestock trailers increased by almost 24%, car/racecar and specialty transporter sales were up 27%, utility trailers increased by 49% and commercial trailers sales were up by 9%. These increases are reflective of the strong order backlog ($28 million) carried into 1998 from 1997 as well as continued strong orders across most product lines during the quarter. There was also a 2 percent increase in trailer models prices late in 1997, which was only partially effective on current quarter sales.

     Gross margin increased to $6.9 million in the first quarter of 1998 from $5.1 million in 1997 as a result of the increased levels of sales. As a percentage of sales, gross margin for the quarter increased to 16.7% in 1998 from 15.0% in 1997. The gross profit margin increase primarily reflects improved gross margin in the Vantare luxury motorcoach division. This was offset in part, by moderately lower gross margin in Featherlite's trailer product categories due to increased labor costs which were not yet fully offset by price increases that were effective late in the first quarter.

     Selling and administrative expenses increased in 1998 by $1.1 million over 1997 and increased as a percentage of sales to 11.2% from 10.6% in 1997. This increase primarily reflects additional marketing expenses.

     Interest expense increased in 1998 compared to 1997 due to higher levels of debt. The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1998 and 40% in 1997.


Looking Forward

     The statements made in this Form 10Q quarterly report which are forward looking in time involve risks and uncertainties discussed here and in the Company's Form 10K and other filings with the SEC, including but not limited to: costs of integrating the Vogue Division (assets and production facilities acquired from Mitchell Motorcoach Companies) into the operations of the Company and achieving anticipated operating results, product demand and acceptance of new products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization and aircraft purchases and sales.

     Sales are expected to remain strong in all product lines in 1998. The total sales backlog at March 31, 1998 was $27 million compared with $28 million at December 31, 1997. The sales backlog at March 31, 1998 and December 31, 1997 include motorcoach order backlog of $15 million and $14 million, respectively.

     Overall gross margin levels should remain at substantially the same levels for the remainder of 1998. The Company has obtained commitments from suppliers to provide, at agreed upon fixed prices, substantially all of its aluminum requirements for 1998 at a slightly higher cost than 1997. Price increases effective in late 1997 should offset these increased costs. The labor cost increases related to wage increases in the last quarter of 1997 are expected to be recovered in 1998 through reduced workforce turnover and training costs and through price increases effective in 1998. Margin improvements experienced in the first quarter of 1998 at the motorcoach division are expected to continue as there will be no recurrence of the additional development costs related to the slide-out motorcoaches experienced in 1997.

         Sales and administration expenses for 1998 are expected to increase but at a lower rate than sales growth as much of the organizational growth occurred in prior years. Interest expense will likely remain higher in 1998 than 1997 as the average level of debt is expected to be greater due to working capital growth.

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

Liquidity and Capital Resources

During the first quarter of 1998, the Company's operations used net cash of $1,201,000, including $618,000 provided from operating activities, net of $1,332,000 used for debt reductions, and $487,000 used for capital expenditures for equipment.

Operating activities in the first quarter of 1998 provided cash of $618,000. Net income from operations provided cash of $1,141,000. This amount was increased by adjustments for depreciation and amortization of $406,000 and other non-cash items in an aggregate amount of $9,000. Increases in receivables, inventories and other working capital items provided cash of $938,000. Increased expenditures for working capital items may be required to support increased sales levels throughout 1998. These increases will be funded by cash generated from operations as well as the Company's available lines of credit.

Investing activities for the current quarter used cash of $487,000 for plant and other improvements.

Financing activities used net cash of $1,332,000 after borrowing $1,500,000 and repaying $2,000,000 on the line of credit and $832,000 for the reduction of other debt.

The Company has a working capital line of credit with its primary lender, Firstar Bank, N.A. This line has a borrowing limit of $12.0 million and an interest rate of prime less .5% (8.00% at March 31, 1998) The maturity date of borrowings under this line is July 31, 1999, subject to renewal and extension. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. The Company is in compliance with these requirements at March 31, 1998. Borrowings under the line are secured by substantially all assets of the Company. There was $9.3 million borrowed against this line as of March 31, 1998.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $11 million for financing new and used motorcoaches held in inventory, with interest at prime (8.5% at March 31, 1998) on borrowed funds. The Company was in compliance with all the covenants of this Agreement as March 31,1998 and at March 31,1998 $5.7 million was borrowed against this line.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $ 19.8 million at March 31, 1998. The Company is no longer required to guarantee any repurchase obligations of Featherlite Credit Corporation, a company related by common ownership. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At March 31, 1998, the Company's maximum annual claim exposure under these programs is approximately $2.2 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1,245,000 in favor of the workers compensation claim administrator.

The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project in 1998 or 1999. In 1998, the Company may build a warehouse facility for raw material storage at its Cresco location at an approximate cost of $2.0 million. It may also begin some phases of an expansion at its Vantare facilities. These programs would be financed with new borrowings from banks or other financial institutions.

In October, 1997, the Company signed a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Group, LLC. The joint venture will focus on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. Since inception, the Company has invested $20,000 in this venture and it is not expected that significant additional amounts of capital will be required to maintain this operation.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2007. Minimum lease payments for 1998 are expected to total $497,000.

As discussed in Note 9 to financial statements, in May 1998 the Company acquired the assets of Mitchell Motorcoach Companies in exchange for Featherlite common stock with an aggregate value of approximately $3.0 million and the assumption of certain liabilities. Additional shares with an aggregate value of approximately $3.0 million may be issued if this new division of the Company achieves certain defined earnings levels through December 31, 2001. The Company expects to invest approximately $5 million of additional working capital in this new division to finance its growth. These funds will come from the Company's existing or expanded credit facilities.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits
               See Exhibit Index on page following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FEATHERLITE, INC.
                                 (Registrant)



Date:  May 13, 1998            /S/ CONRAD D. CLEMENT
                              ---------------------
                              Conrad D. Clement
                              President & CEO




Date:  May 13, 1998            /S/ JEFFERY A. MASON
                              --------------------
                              Jeffery A. Mason
                              Chief Financial Officer

                                 EXHIBIT INDEX
                                    Form 10Q
                          Quarter Ended March 31, 1998


Exhibit No.           Description

 3.1                  Articles of Incorporation, as amended to date
27                    Financial Data Schedule (filed in electronic format only)