Form 10-Q
period 1998-06-30
FEATHERLITE INC
filed 1998-08-13
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ________________ to _____________________________

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


                     6,528,351 Shares as of August 11, 1998

                                FEATHERLITE, INC.

                                      INDEX



                                                                      Page No.

   Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I. Financial Information:

   Item 1.  Financial Statements (Unaudited)

     Balance sheets
     June 30, 1998 and December 31, 1997  . . . . . . . . . . . . . . . . .  3

     Statements of Income
     Three Months and Six Months
     Ended June 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . .   4

     Condensed Statements of Cash Flows
     Six months Ended June 30, 1998 and 1997 .  . . . . . . . . . . . . . .  5

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . .  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  . . . . . . . .   9

Part II. Other Information:

   Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . .  13

   Item 4. Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . . . . . .  13

   Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  14

   Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)

                                                                                      June 30,             December 31,
                                    ASSETS                                              1998                  1997
                                                                                        ----                  ----
Current Assets
    Cash                                                                          $       2,034          $       1,632
    Trade receivables                                                                     9,228                  7,050
    Inventories
      Raw Materials                                                                      11,282                 10,052
      Work in process                                                                    15,312                 11,815
      Finished trailers and motorcoaches                                                 22,458                 17,797
                                                                                  -------------          -------------
      Total inventories                                                                  49,052                 39,664
    Prepaid expenses                                                                      1,407                  1,110
    Deferred taxes                                                                          824                    824
                                                                                  -------------          -------------
    Total current assets                                                                 62,545                 50,280
                                                                                  -------------          -------------

Property and equipment                                                                   21,915                 20,460
    Less accumulated depreciation                                                        (7,022)                (6,280)
                                                                                  -------------          -------------
    Property and equipment, net                                                          14,893                 14,180
                                                                                  -------------          -------------
Goodwill and Other assets                                                                17,605                 11,048
                                                                                  -------------          -------------
                                                                                  $      95,043          $      75,508
                                                                                  =============          =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long term debt                                          $       1,025          $       1,173
    Other notes payable                                                                  11,771                  6,515
    Accounts payable                                                                     18,640                 11,984
    Accrued liabilities                                                                   5,125                  5,380
    Customer deposits                                                                     3,055                  3,585
                                                                                  -------------          -------------
    Total current liabilities                                                            39,616                 28,637
                                                                                  -------------          -------------
Long Term Debt, net of current maturities                                                26,022                 22,075
Deferred Grant Income                                                                       200                    237
Deferred taxes                                                                              682                    682
Commitments and Contingencies (Note 5)
Shareholders' Equity                                                                     28,523                 23,877
                                                                                  -------------          -------------
                                                                                  $      95,043          $      75,508
                                                                                  =============          =============
See Notes to financial statements


              Featherlite, Inc.
              Condensed Statements of Income
              (Unaudited)
     (In thousands, except for per share data)


                                                                       Three months Ended            Six months Ended
                                                                             June 30                      June 30
                                                                       ------------------            ----------------
                                                                         1998       1997              1998       1997
                                                                         ----       ----              ----       ----
Net Sales                                                            $ 49,294   $ 32,652          $ 91,036   $ 66,686
Cost of Sales                                                          41,905     27,451            76,730     56,390
                                                                     --------   --------          --------   --------
    Gross profit                                                        7,389      5,201            14,306     10,296
Selling and administrative expenses                                     5,276      3,817             9,937      7,416
                                                                     --------   --------          --------   --------
    Income from operations                                              2,113      1,384             4,369      2,880
Other income (expense)
    Interest                                                             (685)      (440)           (1,261)      (776)
    Other, net                                                            249         78               471        180
                                                                     --------   --------          --------   --------
    Total Other expense                                                  (436)      (362)             (790)      (596)
                                                                     --------   --------          --------   --------
Income before taxes                                                     1,677      1,022             3,579      2,284
Provision for income taxes                                                672        408             1,433        913
                                                                     --------   --------          --------   --------
    Net income                                                       $  1,005   $    614          $  2,146   $  1,371
                                                                     ========   ========          ========   ========

Net income per share - basic                                         $   0.16   $   0.10          $   0.34   $   0.22
                                                                     --------   --------          --------   --------
Net income per share - diluted                                       $   0.15   $   0.10          $   0.33   $   0.22
                                                                     --------   --------          --------   --------
Weighted average shares outstanding - basic                             6,414      6,255             6,335      6,255
                                                                     --------   --------          --------   --------
Weighted average shares outstanding - diluted                           6,571      6,326             6,456      6,311
                                                                     --------   --------          --------   --------

See Notes to financial statements


              Featherlite, Inc.
              Condensed Statements of Cash Flow
              (Unaudited)
              (In thousands)


                                                                                         Six months Ended
                                                                                             June 30
                                                                                         ----------------
                                                                                         1998        1997
                                                                                         ----        ----
Cash provided (used) by operating activities
  Net income                                                                        $   2,146   $   1,371
  Depreciation & amortization                                                             876         777
  Other non cash adjustments, net                                                        (278)       (317)
  Decrease (increase) in working capital, net                                          (3,107)     (2,025)
                                                                                    ---------   ---------
      Net cash (used for) operating activities                                           (363)       (194)
                                                                                    ---------   ---------
Cash provided by (used for) investing activities
  Acquisition of business                                                                (310)         -
  Additions to property and equipment, net                                               (863)     (2,142)
  Sale (purchase) of aircraft, net                                                        173      (2,531)
                                                                                    ---------   ---------
      Net cash (used for) investing activities                                         (1,000)     (4,673)
                                                                                    ---------   ---------
Cash provided by (used for) financing activities
  Change in short term debt                                                            (2,012)      1,085
  Change in long term debt and grants                                                   3,777       4,382
                                                                                    ---------   ---------
      Net cash provided by financing activities                                         1,765       5,467
                                                                                    ---------   ---------
Net cash increase                                                                         402         600
Cash, begin of period                                                                   1,632         256
                                                                                    ---------   ---------
Cash, end of period                                                                 $   2,034   $     856
                                                                                    =========   =========
Non-cash Investing and Financing Activities

  Fair market value of assets acquired                                              $  12,417
  Excess of purchase price over net assets acquired                                     6,640
  Liabilities assumed                                                                 (16,247)
  Issuance of common stock                                                             (2,500)
                                                                                    ---------
      Cash used for business acquisition                                            $    (310)
                                                                                    =========


See Notes to financial statements


                                FEATHERLITE, INC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

     The accompanying condensed financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

     It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and six month periods ended June 30, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1997.

Note 2: Property and Equipment

     Property   and   equipment   consists   of  the   following   at  June  30,
1998(unaudited) and December 31, 1997 (in thousands):

                                           June 30,          December 31,
                                             1998               1997
                                             ----               ----

         Land and improvements            $ 2,268           $  2,098
         Building and improvements          8,311              7,954
         Machinery and equipment           11,336             10,408*
         Accumulated depreciation          (7,022)            (6,280)
                                          -------           --------
         Net Property and equipment       $14,893           $ 14,180
                                          =======           ========

* This amount was incorrectly reported as $10,280 in the December 31, 1997 annual report.

Note 3:  Goodwill and Other Assets

     Goodwill and other assets consists of the following at June 30, 1998 (unaudited) and December 31, 1997 (in thousands):

                                           June 30,          December 31,
                                             1998               1997
                                             ----               ----
         Goodwill, net                   $  9,967          $   3,461
         Aircraft held for resale           6,675              6,726
         Idle facilities                      522                522
         Advertising and other                426                328
         Investment in joint venture           15                 11
                                         --------          ---------
         Total                           $ 17,605          $  11,048
                                         ========          =========


     Goodwill increased during the quarter by $6,641,000 as a result of the acquisition of the assets of Mitchell Motorcoach Sales, Inc. as discussed in
Note 9 to financial statements.

Note 4:  Financing Arrangements

     Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $23 million line of credit (increased from $11 million during the quarter )to finance completed new and used motorcoaches. At June 30, 1998, $11.7 million was borrowed against this line.

     Long-term debt includes a credit agreement with a bank that provides a working capital line of credit of up to $17 million (increased from $12 million during the quarter). The agreement includes covenants requiring maintenance of defined levels of working capital, tangible net worth and cash flow and limiting leverage and capital expenditures. The Company was in compliance with all these covenants at June 30, 1998. There was $14.3 million borrowed against this line of credit as of June 30, 1998.

Note 5:  Commitments and Contingencies.

     Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $ $15.8 million at June 30, 1998 and $14.8 million at December 31, 1997.

     Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $3.5 million, including $907,000 accrued for estimated unpaid claims at June 30, 1998 and $844,000 at December 31, 1997. The Company has obtained an irrevocable standby letter of credit in the amount of $1,245,000 in favor of the workers compensation claim administrator.

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

Note 6:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)

                                                         June 30,       Dec 31,
                                                           1998          1997
                                                           ----          ----
Common stock - without par value;
   authorized- 40,000,000 shares;
   issued-      6,527,851 shares at June 30, 1998*       $ 16,720       $14,220
                6,255,000 shares at Dec. 31, 1997
Additional paid-in capital                                  4,062         4,062
Retained earnings                                           7,741         5,595
                                                         --------       -------
         Total Shareholders' equity                      $ 28,523      $ 23,877
                                                         ========       =======

 * As discussed in Note 9 to financial statements, the Company issued 272,851 shares of common stock on May 7, 1998 with an aggregate value of $2,500,000 in exchange for the assets of Mitchell Motorcoach Sales, Inc. This is subject to adjustment based on the outcome of an audit of the closing balances of the assets and liabilities acquired. Up to an additional 381,992 shares may be issued in the future if certain levels of defined earnings are achieved during an earnout period ending December 31, 2001.

     In 1994, the Company completed an initial public offering of 1,955,000 shares of Company common stock and granted an option to the Underwriter for an additional 120,000 shares at a price of 120 percent of the initial public offering price of $6.00 per share. This option, which expires in September, 1999, has not yet been exercised.

Note 7: Stock Option Plan

     The Board of Directors has granted stock options to certain employees and directors in the total amount of 323,380 shares and 311,380 shares at June 30, 1998 and December 31, 1997, respectively, pursuant to the stock option plan established by the Company in July 1994. These shares were granted at a prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 12,000 shares were granted to directors upon their election to a one-year term in May, 1998. On May 6, 1998, the shareholders approved an amendment to the stock option plan, which increased the shares reserved for the stock option plan from 550,000 to 1,100,000.

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

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 156,534 and 121,815 at June 30,1998 and 71,302 and 56,270 at June 30,1997 for the assumed exercise of options and warrants in computing the quarterly and year to date diluted earnings per share data, respectively. Basic and diluted earnings per share, as calculated under FAS statement No. 128, are not different than the primary and fully diluted earnings per share as previously reported in prior periods.

Note 9:  Acquisition of business

     In May 1998, the Company acquired substantially all the assets of Mitchell Motorcoach Sales, Inc. in exchange for Company common stock with an aggregate value of $2.5 million and the assumption of certain Mitchell Motorcoach Sales liabilities. Additional Company common stock with an aggregate value of $3.5 million may be issued if this newly formed Featherlite-Vogue division of the Company achieves certain defined earnings levels through December 31, 2001. This acquisition was accounted for as a purchase and accordingly, results of operations of the newly formed division, which are not significant to the Company's operations, have been included in the Company's operating statements since the acquisition date. The purchase price was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed with the remaining excess purchase price of $6,641,000 to be amortized over 30 years.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion pertains to the Company's results of operations and financial condition for the three-month period and six-month period ended June 30, 1998 and 1997.

Results of Operations

     Three months ended June 30, 1998 and 1997

     On an overall basis, the company's net income for the second quarter ended June 30, 1998 was $1,005,000 or 15 cents per diluted share, up 63.7 percent from net income of $614,000, or 10 cents per diluted share, in the second quarter of 1997. This increase was the result of significantly increased sales combined with a slightly improved operating margin percent for the quarter.

     Net sales of $49.3 million for the quarter ended June 30, 1998 increased by 51.0% over the same period in 1997. The sales growth was led by a 136% increase in sales of Vantare luxury motorcoaches over 1997 and the addition of Featherlite Vogue luxury motorcoach sales of $4.5 million. The Vogue Division was created when Featherlite acquired the assets of Mitchell Motorcoach Sales during the quarter. Sales of Featherlite aluminum and steel brand trailers increased by 12.3%. On a trailer product group basis, combined horse and livestock trailer sales increased by 22%. Car/racecar and specialty transporter sales were up about 10%. Both utility trailers and commercial trailer sales were down by 25% and 2%, respectively. Utility trailers decreased primarily due to reduced levels of personal watercraft trailers sales in 1998. Commercial trailer sales, a category which the Company previously announced as being de-emphasized declined from last year's level. There was also a 2 percent increase in trailer models prices late in 1997, which was fully effective on current quarter sales.

     Gross margin increased to $7.4 million in the second quarter of 1998 from $5.2 million in 1997 as a result of the increased levels of sales. As a percentage of sales, gross margin for the quarter was 15.0% compared to 15.9% in 1997. The gross profit margin percentage decrease primarily reflects the effect of the Mitchell Motorcoach Sales asset acquisition during the quarter. Excluding these sales, the gross margin percentage would have remained the same as 1997. On a segment basis, trailer margins were slightly lower during the quarter than in 1997 due to increased labor and overhead costs not fully offset by price increases. Luxury motorcoach margins related to Vantare improved significantly over 1997 due to the non-recurrence of development costs related to slide-out models. Margins on Featherlite Vogue motorcoaches were lower than normal due to the sale of new units at prices established before the acquisition was completed.

     Selling and administrative expenses increased in 1998 by $1.4 million over 1997, including $313,000 related to the Vogue Division, which was acquired during 1998. This increase, excluding Vogue, primarily reflects greater personnel and advertising costs primarily at the Vantare Division in response to further growth. As a percentage of sales, these expenses decreased to 10.7% (11.1% excluding Vogue) from 11.7% in 1997.

     Interest expense increased by $245,000 in 1998 compared to 1997 due to higher levels of debt in 1998. Other income increased by $171,000, primarily as the result of a $130,000 gain on the sale of aircraft.

     The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1998 and 1997.

Six months ended June 30, 1998 and 1997

     On an overall basis, net income for the six months ended June 30, 1998 was $2.1 million, or 33 cents per diluted share, up 56.5% from net income of $1.4 million, or 22 cents per diluted share.

     Net sales of $91.0 million for the six months ended June 30, 1998 are up 36.5% over 1997, including an increase of 17.5% in sales of Featherlite aluminum and steel brand trailers. Vantare luxury motorcoach sales were up 61.4% and the Featherlite Vogue motorcoaches, which was added in May 1998 as a result of the Company's acquisition of the assets of Mitchell Motorcoach sales, generated sales of $4.5 million during this period. On a product group basis, horse trailer sales increased by 28%, livestock trailers increased by 10%, car/racecar and specialty transporter sales were up by 18%, utility trailer sales increased by 3%, commercial trailer sales were up 2% and motorcoach sales were up 61%.

     Gross margin increased to $14.3 million in the first six months of 1998 from $10.3 million in 1997 as a result of increased levels of sales and a higher margin percentage. As a percentage of sales, gross margin for the period improved to 15.7% compared to 15.4% in 1997. The 1998 gross margin percentage benefited from improvements in margin percentages realized in the Vantare Division in 1998 compared to 1997 when significant amounts of development costs related to slide-out motorcoaches were incurred. These improvements were offset in part, by moderately lower gross margin in Featherlite's trailer product categories due to increased labor and overhead costs not fully covered by price increases in 1998 and by lower than normal margins on Featherlite Vogue motorcoaches which were sold at prices established before the acquisition.

     Selling and administration expenses increased in 1998 by $2.5 million over 1997 but decreased as a percentage of sales to 10.9% from 11.1% in 1997. The increase in overall spending reflects additional advertising and personnel costs related to the overall growth of the Company as well as the addition of the

Vogue   Division  in  the  second  quarter  of  1998  which  added  selling  and administrative costs of $314,000. On an overall basis, selling and administrative costs have increased by 34%, which is slightly less than the overall sales growth rate.

     Interest expense for 1998 is $484,000 greater than in 1997 due to increased borrowings on the revolving lines of credit for working capital and capital expenditures. Increased levels of borrowing on the wholesale line of credit used to finance new and used motorcoach inventory as a result of the acquisition of the assets of Mitchell Motorcoach Sales also increased interest expense.

     Other income is up by $290,000 over 1997 due primarily to the sale of aircraft, which realized gains of about $145,000.

     The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1998 and 1997.

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

     Sales are expected to remain strong in all product lines for the balance of 1998 except for commercial trailers, which are being de-emphasized to focus more on trailers used for leisure and entertainment purposes. The total sales backlog for 1998 delivery was $32 million at June 30, 1998 compared with $27 million June 30, 1997 and $28 million at December 31, 1997.

     Overall gross margin levels should remain at substantially the same levels for the remainder of 1998. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, all of its aluminum requirements for 1998 and substantially all of 1999 at fixed prices approximately 5% below current levels. The labor cost increases related to wage increases in the last quarter of 1997 are expected to be substantially recovered in 1998 through reduced workforce turnover and training costs and through price increases effective in 1998. Margin improvements experienced in the first six months of 1998 at the motorcoach divisions are expected to continue as the operations of the Vogue Division are fully integrated into the Company.

     Sales and administration expenses for 1998 are expected to increase but at a lower rate than sales growth. Interest expense will remain higher than 1997 as the average level of debt is expected to be greater due to working capital growth.

     There is a risk to future operating results if the Company were to lose a major supplier of aluminum. This risk is relatively nominal, as there are alternate sources of supply. There is also a risk to future operating results if the Company were to lose its sole supplier of motorcoach shells, Prevost Car
Company, although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes.

     The Company has made greater use of leverage and incurred increased interest and related expenses in the past several years to finance acquisitions and working capital growth. Increased debt has been incurred in connection with the acquisition of the assets of Mitchell Motorcoach Sales, in financing the operations of the Vogue and Vantare Divisions and in providing additional working capital for growth of the trailer operations. At various times in 1996 and 1997, the Company has been temporarily out of compliance with certain covenants of its loan agreements but received waivers from the lenders for there variances. It is in compliance with all covenants in 1998. Increased leverage and related expenses create a risk to future operating results.

Liquidity and Capital Resources

     During the first six months of 1998, the Company's operations provided net cash of $402,000, including a net of $1,765,000 provided by financing activities, a net of $363,000 used for operating activities and a net of $1,000,000 used for capital expenditures for equipment and expenses incurred in the acquisition of the assets of Mitchell Motorcoach Sales.

     Operating activities in the first six months of 1998 used cash of $363,000. Net income from operations provided cash of $2,146,000. This amount was increased by adjustments for depreciation and amortization of $876,000 and decreased other non-cash items in an aggregate amount of $278,000. Net changes in receivables, inventories and other working capital items used cash of $3,107,000, excluding the effect of the Vogue acquisition, which increased receivables, inventory and prepaid expenses by $11,842,000 and increased current liabilities by $8,957,000. Increased expenditures for working capital items may be required to support increased sales levels throughout 1998. Cash generated from operations as well as the Company's available lines of credit will fund these increases.

     Investing activities for the six months ended June 30, 1998 used cash of $1,000,000, including $863,000 for equipment and other capital expenditures. The Company also used cash of $310,000 for expenses related to the acquisition of the assets of Mitchell Motorcoach Sales in May, 1998, which is more fully described in Note 9 to financial statements, including property and equipment valued at $575,000. The facility used by Mitchell is leased under the terms of an operating lease. Also during the quarter, net cash of $173,000 was provided from the purchase and resale of aircraft.

     Financing activities provided net cash of $1,765,000, including net borrowings of $4,555,000 on the bank line of credit and repaying $2,012,000 on the wholesale financing line of credit and other short term notes and $778,000 for the reduction of other long term debt. In connection with the purchase of assets of Mitchell Motorcoach Sales as discussed in Note 9 to the financial statements, the Company issued 272,851 shares of common stock with an aggregate value of $2,500,000 and assumed notes payable of $7,290,000. These acquired notes payable were then refinanced with borrowings of $4.8 million of the Company's wholesale line of credit and $2.5 million on the bank line of credit.

     The Company has a working capital line of credit with its primary lender, Firstar Bank, N.A. This line has a borrowing limit of $17.0 million (increased from $12 million during the quarter) and an interest rate of prime less .5% (8.00% at June 30, 1998). The maturity date of borrowings under this line is September 30,1999. The Company currently is in discussion with its primary lender to increase and restructure the current credit line and to provide term borrowings for an extended period of time. The amount of the future credit facility and other details related to these changes have not been finalized at this time. The Company is required by the lender to maintain defined levels of working capital, tangible net worth and cash flow and to limit leverage and capital expenditures. The Company was in compliance with these requirements at June 30, 1998. Borrowings under the line are secured by substantially all assets of the Company. There was $14.3 million borrowed against this line as of June 30, 1998.

     The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $23 million (increased from $11 million during the quarter) for financing new and used motorcoaches held in inventory by the Vantare and Vogue Divisions with interest at prime (8.5% at June 30, 1998) on borrowed funds. The Company was in compliance with all the covenants of this Agreement at June 30,1998, and at June 30,1998 $11.6 million was borrowed against this line.

     The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

     As discussed in Note 5 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $15.8 million at June 30, 1998. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At June 30, 1998, the Company's maximum annual claim exposure under these programs is approximately $3.5 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1,245,000 in favor of the workers compensation claim administrator.

     The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project, which may begin in late 1998 or 1999. In late 1998, the Company may begin construction of a warehouse facility for raw material storage at its Cresco location at an approximate total completed cost of $2.0 million. It may also begin some phases of an expansion at its Vantare facilities. These programs will be financed with new borrowings from banks or other financial institutions.

     In October 1997, the Company signed a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Group, LLC. The joint venture will focus on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. Since inception, the Company has invested $20,000 in this venture and it is not expected that significant additional amounts of capital will be required to maintain this operation.

     The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2007. Minimum lease payments for 1998 are expected to total $693,000, including $193,000 related to an operating lease assumed in connection with the Mitchell Motorcoach Sales, Inc. acquisition.


                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

Effective May 8, 1998, the Company issued to Mitchell Motorcoach Sales, Inc. ("Mitchell") 272,851 shares of Common Stock in connection with the acquisition of substantially all of the assets of Mitchell. The number of shares issued was based on $9.1625 per share, being the average market value of the Company's Common Stock during the 20 trading days preceding the acquisition. Up to 381,992 additional shares may be issued to Mitchell subject to an earn-out and other adjustments. The sale of such stock was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. Mitchell represented its intention to acquire the stock for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the securities.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Annual Meeting of the Registrant's shareholders was held on Wednesday, May 6, 1998.

     (b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 5,994,923 shares in favor, with 9,851 shares against, 5,545 shares abstaining and -0- shares represented by broker non votes.

     (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

     NOMINEE               NUMBER OF VOTES FOR         NUMBER OF VOTES WITHHELD
Conrad D. Clement                5,857,918                        152,401
Jeffery A. Mason                 5,858,418                        151,901
Tracy J. Clement                 5,857,918                        152,401
Donald R. Brattain               5,858,418                        151,901
Thomas J. Winkel                 5,858,418                        151,901
Kenneth D. Larson                5,858,418                        151,901
John H. Thomson                  5,860,318                        150,001

     (d) The holders of 5,992,469 shares voted for the amendment to the Articles of Incorporation to change the name of the Company to Featherlite, Inc.; the holders of 10,800 shares voted against the amendment, the holders of 7,050 shares abstained and the broker non vote is 0.

     (e) The holders of 4,959,607 shares voted for the amendment to the 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance as options from 550,000 shares to 1,100,000 shares; the holders of 205,049 shares voted against the amendment; the holders of 12,601 shares abstained and the broker non vote is 833,062.


Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.  See Exhibit Index on Page 18 following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEATHERLITE MFG., INC.
                                        (Registrant)



Date:  August 11, 1998                  /S/ CONRAD D. CLEMENT
                                            Conrad D. Clement
                                            President & CEO



Date:  August 11, 1998                  /S/ JEFFERY A. MASON
                                            Jeffery A. Mason
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10Q
                           Quarter Ended June 30, 1998


Exhibit No.      Description

 2.1 Agreement and Plan of Reorganization dated May 8, 1998 with Mitchell Motorcoach Sales, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, and subject to claims of confidentiality pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, upon the request of the Commission the Registrant undertakes to furnish supplementally to the Commission a copy of any schedule or exhibit to the Agreement and Plan of Reorganization described as follows:

                                 Schedules

         1.33           Permitted Liens
         2.2.3          Executed Contracts (Not Assigned or Assumed)
         2.3            Excluded Assets
         2.5.2(i)       Obligations to Institutional and Other Lenders
         2.5.2(ii)      Finance and Capital Lease Obligations
         2.5.2(iii)     Accrued Benefit Obligations
         2.5.2(iv)      Other Permitted Liabilities
         3.1            Foreign Qualifications
         3.4            Corporate Authority Matters
         3.7            Liabilities
         3.8            Changes and Events
         3.9(i),(ii)
          and (iii)     Assets and Liens
         3.10           Intellectual Property
         3.11           Licenses, Permits, Etc.
         3.12           Litigation
         3.14           Contracts
         3.15           Insurance
         3.16           Accounts Receivable
         3.17           Scheduled Plans (ERISA and non-ERISA)
         3.18           Employees
         3.19           Bank Accounts
         5.8            Form of Employment Agreement
         5.9            Employment Matters
         7.2.1          Required Approvals
         7.3.5          Form of Opinion of Mitchell Motorcoach's Counsel
         7.4.4          Form of Opinion of Featherlite's Counsel

                                 Appendices

                      A.   Litigation Pledge Agreement

10.1 Third Amendment dated January 1, 1998 to Amended and Restated Credit and Security Agreement with Firstar Bank Iowa, N.A.

10.2 Fourth Amendment dated June 8, 1998 to Amended and Restated Credit and Security Agreement with Firstar Bank Iowa, N.A.

10.3 Fifth Amendment dated June 30, 1998 to Amended and Restated Credit and Security Agreement with Firstar Bank Iowa, N.A.

10.4* Agreements with Samuel-Whittar, Inc. dated February 3, 1998, May 13, 1998, June 29, 1998 and June 30, 1998

10.5*    Agreement with Easco Aluminum dated May 1, 1998

10.6*    Agreement with Aluminum Shapes dated May 1, 1998

10.7*    Agreement with Alumax Transportation Products dated May 14, 1998

10.8* Agreements with Aluminum Line Products Company dated June 10, 1998 and June 30, 1998

10.9*    Letter to Tifton Aluminum dated May 1, 1998

27       Financial Data Schedule (filed in electronic format only)


-----------------------------
* Portions of these documents have been omitted pursuant to a request for confidential treatment.