Form 10-Q
period 1998-09-30
FEATHERLITE INC
filed 1998-11-10
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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


                          6,493,338 Shares as of October 28, 1998

                                FEATHERLITE, INC.

                                      INDEX



                                                                       Page No.
 Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

 Part I. Financial Information:

 Item 1.  Financial Statements (Unaudited)

    Balance sheets
    September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . 3

    Condensed Statements of Income
    Nine Months Ended September 30, 1998 and 1997  . . . . . . . . . . . . 4

    Condensed Statements of Cash Flows
    Nine months Ended September 30, 1998 and 1997  . . . . . . . . . . . . 5

    Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . 10

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . 15

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . 15

         Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . 16

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)



                                                                                           September 30,          December 31,
                                     ASSETS                                                    1998                   1997
                                                                                           ------------           -----------
Current Assets
  Cash                                                                                       $  1,782               $  1,632
  Trade receivables                                                                            10,426                  7,050
  Inventories
    Raw Materials                                                                              11,695                 10,052
    Work in process                                                                            14,783                 11,815
    Finished trailers/motorcoaches                                                             27,083                 17,797
                                                                                            ---------              ---------
    Total inventories                                                                          53,561                 39,664
  Prepaid expenses                                                                              1,269                  1,110
  Deferred taxes                                                                                  824                    824
                                                                                            ---------              ---------
  Total current assets                                                                         67,862                 50,280
                                                                                            ---------              ---------

Property and equipment                                                                         22,940                 20,460
  Less accumulated depreciation                                                                (7,460)                (6,280)
                                                                                            ---------              ---------
  Property and equipment, net                                                                  15,480                 14,180
                                                                                            ---------              ---------

Goodwill and Other assets                                                                      16,906                 11,048
                                                                                            ---------              ---------
                                                                                            $ 100,248               $ 75,508
                                                                                            =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long term debt                                                      $   1,027               $  1,173
  Other notes payable                                                                          13,738                  6,515
  Accounts payable                                                                             18,845                 11,984
  Accrued liabilities                                                                           6,477                  5,380
  Customer deposits                                                                             2,150                  3,585
                                                                                            ---------              ---------

  Total current liabilities                                                                    42,237                 28,637
                                                                                            ---------              ---------
Long Term Debt, net of current maturities                                                      28,419                 22,075
Other long term liabilities                                                                       863                    919
Commitments and Contingencies (Note 5)
Shareholders' Equity                                                                           28,729                 23,877
                                                                                            ---------              ---------
                                                                                           $  100,248               $ 75,508
                                                                                           ==========              =========

See Notes to financial statements


              Featherlite, Inc.
              Condensed Statements of Income
              (Unaudited)
     (In thousands, except for per share data)



                                                                        Three months Ended             Nine months Ended
                                                                           September 30                   September 30
                                                                        ------------------             -----------------
                                                                        1998         1997              1998         1997
                                                                        ----         ----              ----         ----
Net Sales                                                            $ 48,895     $ 32,728           $139,931     $ 99,414
Cost of Sales                                                          41,366       26,926            118,096       83,315
                                                                     --------     --------           --------     --------
  Gross profit                                                          7,529        5,802             21,835       16,099
Selling and administrative expenses                                     5,899        4,215             15,835       11,632
                                                                     --------     --------           --------     --------
  Income from operations                                                1,630        1,587              6,000        4,467
Other income (expense)
  Interest                                                               (863)        (445)            (2,124)      (1,220)
  Gain on aircraft and property sales                                      --          275                140          269
  Other, net                                                              103           66                433          250
                                                                     --------     --------           --------     --------
  Total Other expense                                                    (760)        (104)            (1,551)        (701)
                                                                     --------     --------           --------     --------
Income before taxes                                                       870        1,483              4,449        3,766
Provision for income taxes                                                346          594              1,779        1,507
                                                                     --------     --------           --------     --------
  Net income                                                            $ 524        $ 889             $2,670       $2,259
                                                                     ========     ========           ========     ========

Net income per share - basic                                           $ 0.08       $ 0.14             $ 0.42       $ 0.36
                                                                     --------     --------           --------     --------

Net income per share - diluted                                         $ 0.08       $ 0.14             $ 0.41       $ 0.36
                                                                     --------     --------           --------     --------

Weighted average shares outstanding - basic                             6,493        6,255              6,381        6,255
                                                                     --------     --------           --------     --------

Weighted average shares outstanding - diluted                           6,643        6,305              6,512        6,309
                                                                     --------     --------           --------     --------

See Notes to financial statements


              Featherlite, Inc.
              Condensed Statements of Cash Flow
              (Unaudited)
              (In thousands)



                                                                                          Nine months Ended
                                                                                             September 30
                                                                                          -----------------
                                                                                         1998          1997
                                                                                         ----          ----
Cash provided (used) by operating activities
Net income                                                                              $  2,670       $  2,259
Depreciation & amortization                                                                1,369          1,052
Other non cash adjustments, net                                                             (260)          (505)
(Increase) in working capital, net                                                        (8,025)        (3,729)
                                                                                         -------        -------
    Net cash (used for) operating activities                                              (4,246)          (923)
                                                                                         -------        -------

Cash provided (used for) investing activities
Acquisition of business                                                                     (310)             -
Additions to property and equipment, net                                                  (1,889)        (2,062)
Sale of aircraft and other property, net                                                     461            519
                                                                                         -------        -------
    Net cash (used for) investing activities                                              (1,738)        (1,543)
                                                                                         -------        -------

Cash provided by (used for) financing activities
Change in short term debt                                                                    (45)         1,711
Change in long term debt and grants                                                        6,176          1,172
Exercise of stock options                                                                      3             --
                                                                                         -------        -------
    Net cash provided by financing activities                                              6,134          2,883
                                                                                         -------        -------
Net cash increase                                                                            150            417
Cash, begin of period                                                                      1,632            256
                                                                                         -------        -------
Cash, end of period                                                                     $  1,782       $    673
                                                                                         =======        =======

Non-cash Investing and Financing Activities

Fair market value of assets acquired                                                     $12,434
Excess of purchase price over net assets acquired                                          6,310
Liabilities assumed                                                                      (16,255)
Issuance of common stock                                                                  (2,179)
                                                                                         -------
    Cash used for business acquisition                                                  $   (310)
                                                                                         =======


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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and nine month periods ended September 30, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1997.

Note 2: Property and Equipment

Property and equipment consists of the following at September 30, 1998(unaudited) and December 31, 1997 (in thousands):

                                        September 30,     December 31,
                                             1998              1997
                                             ----              ----
        Land and improvements              $ 2,867           $  2,098
        Building and improvements            8,482              7,954
        Machinery and equipment             11,591             10,408*
        Accumulated depreciation            (7,460)            (6,280)
                                           -------            -------
        Net Property and equipment         $15,480           $ 14,180
                                           -------           --------

         * This amount was incorrectly reported as $10,280 in the December 31, 1997 annual report.

Note 3:  Goodwill and Other Assets
Goodwill and other assets consists of the following at September 30, 1998 (unaudited) and December 31, 1997 (in thousands):

                                         September 30,     December 31,
                                           1998                 1997
                                           ----                 ----
        Goodwill, net                      $  9,593          $   3,461
        Aircraft held for resale              6,676              6,726
        Idle facilities                         232                522
        Advertising and other                   393                328
        Investment in joint venture              12                 11
                                        -----------         -----------
                  Total                    $ 16,906          $  11,048
                                        -----------         -----------

         Goodwill increased during the year by $6,310,000 as a result of the acquisition of the assets of Mitchell Motorcoach Sales, Inc. as discussed in
Note 9 to financial statements.

         During the third quarter, the Company entered into agreements to sell a substantial portion of the property included in idle facilities. The aggregate purchase price for the property sold totaled $445,000, including $289,000 paid in cash at closing with the remaining balance of $156,000 to be paid in monthly installments of $1,536, including interest at 8-1/2% until September, 2003, when the balance is then due. No gain or loss was realized in this transaction.


Note 4:  Financing Arrangements

Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $23 million line of credit to finance completed new and used motorcoaches. At September 30, 1998, $13.7 million was borrowed against this line.

In September, 1998, the Company entered into a Revolving Loan and Security Agreement with Firstar Financial Services Division of Firstar Bank Milwaukee, N.A. and in October, 1998, paid off all of its revolving credit and term obligations with Firstar Bank, Iowa, N.A. The new agreement, which provides a total of $34 million in financing, has a working capital line limit of $23.0 million together with various term notes totaling $11.0 million for existing and future borrowings for equipment and real estate projects. These borrowings bear an interest rate of prime less .75% (7.5% at September 30, 1998). The maturity date of the borrowings under the revolving loan is September 30,2002, subject to renewal and extension. They are secured by substantially all assets of the Company. There was $17.0 million borrowed against the credit line with Firstar Bank Iowa as of September 30, 1998 and $5.8 million of term notes, which were refinanced, under the new revolving loan in October. There are no financial covenants in the revolving loan and security agreement.

Note 5: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $ $16.5 million at September 30, 1998 and $14.8 million at December 31, 1997.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $3.5 million, including $1,169,000 accrued for estimated unpaid claims at September 30, 1998 and $844,000 at December 31, 1997. The Company has obtained an irrevocable standby letter of credit in the amount of $1,245,000 in favor of the workers compensation claim administrator.

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

Note 6:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (Dollars in thousands)

                                                      Sept. 30,        Dec 31,
                                                        1998             1997
                                                      ---------       --------
Common stock - without par value;
   authorized- 40,000,000 shares;
   issued-      6,493,338 shares at Sept. 30, 1998*     $ 16,403      $14,220
                6,255,000 shares at Dec. 31, 1997
Additional paid-in capital                                 4,062        4,062
Retained earnings                                          8,264        5,595
                                                        --------      -------
         Total Shareholders' equity                     $ 28,729      $23,877
                                                          ======       ======
          * As discussed in Note 9 to financial statements, the Company issued 272,851 shares of common stock on May 7, 1998 with an aggregate value of $2,500,000 in exchange for the assets of Mitchell Motorcoach Sales, Inc. This amount was retroactively reduced by $320,803 and 35,013 shares were cancelled and added to the earnout shares based on the outcome of an audit of the closing balances of the assets and liabilities acquired. Up to an additional 417,005 shares may be issued in the future if certain levels of defined earnings are achieved during an earnout period ending December 31, 2001.

In 1994, the Company completed an initial public offering of 1,955,000 shares of Company common stock and granted an option to the Underwriter for an additional 120,000 shares at a price of 120 percent of the initial public offering price of $6.00 per share. This option, which expires in September 1999, has not yet been exercised.

Note 7: Stock Option Plan

The Board of Directors has granted stock options to certain employees and directors in the total amount of 322,880 shares and 311,380 shares at September 30, 1998 and December 31, 1997 pursuant to the stock option plan established by the Company in July 1994. These shares were granted at prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 12,000 shares were granted to directors upon their election to a one-year term in May 1998. Options totaling 500 shares were exercised during the quarter. On May 6, 1998, the shareholders approved an amendment to the stock option plan, which increased the shares reserved for the stock option plan from 550,000 to 1,100,000.

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

The weighted-average number of shares of common stock used to compute the basic earnings per share were increased by 149,857 and 130,570 at September 30,1998 and 50,245 and 54,262 at September 30,1997 for the assumed exercise of options and warrants in computing the quarterly and year to date diluted earnings per share data, respectively. Basic and diluted earnings per share, as calculated under FAS statement No. 128, are not different than the primary and fully diluted earnings per share as previously reported in prior periods.



Note 9:  Acquisition of business

In May 1998, the Company acquired substantially all the assets of Mitchell Motorcoach Sales, Inc. in exchange for 237,838 shares of Company common stock with an aggregate value of $2.2 million and the assumption of certain Mitchell Motorcoach Sales liabilities. Additional Company common stock with an aggregate value of $3.8 million may be issued if this newly formed Vogue Division of the Company achieves certain defined earnings levels through December 31, 2001. This acquisition was accounted for as a purchase and, accordingly, results of operations of the newly formed division, which are not significant to the Company's operations, have been included in the Company's operating statements since the acquisition date. The purchase price was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed with the remaining excess purchase price of $6,310,000 to be amortized over 30 years.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion pertains to the Company's results of operations and financial condition for the three-month periods and nine-month periods ended September 30, 1998 and 1997.

Results of Operations

         Three months ended September 30, 1998 and 1997

         On an overall basis, the Company's net income for the third quarter ended September 30, 1998 was $524,000 or 8 cents per diluted share compared to net income of $889,000, or 14 cents per diluted share, in the third quarter of 1997.

         Net sales of $48.9 million for the quarter increased by 49.4% over the same period in 1997. This sales growth was led by a 138% increase in sales of luxury motorcoaches over 1997, including sales of $8.9 million from the Vogue Division, which is new in 1998. Sales of Featherlite aluminum and steel brand trailers increased by 14.1%. On a trailer product group basis, horse trailer sales increased by 47%, which is a continuation of strong volume in this category from earlier quarters. Livestock trailers were down about 8% due to weakness in the farm and agricultural economy. Car/racecar and specialty transporter sales were down about 10%, primarily due to delays in the completion of a number of units at the end of the quarter. Utility trailers were up about 25% due mainly to the timing of shipments. Commercial trailer sales were down 4%, which the Company's previously announced as being de-emphasized.

         Gross margin increased to $7.5 million in 1998 from $5.8 million in 1997 as a result of the increased levels of sales. As a percentage of sales, gross margin for the quarter was 15.4% compared to 17.7% in 1997. The gross profit margin percentage decrease primarily reflects the effect of the Vogue Division (which was formed as a result of the Mitchell Motorcoach asset acquisition during the second quarter of 1998). Excluding these sales, the gross margin percentage would have been about 17%. On a segment basis, trailer margins were about 3 percent lower during the quarter than in 1997 due to increased labor and overhead costs not fully offset by price increases and efficiency improvements. Luxury motorcoach margins improved by about 2% over 1997 as the result of realizing higher margins on both new and used coach sales. This increase was partially offset by lower margins at the Vogue Division. Margins at Vogue were mainly lower than normal due to the sale of new units at prices established before the acquisition was completed.

         Selling and administrative expenses increased in 1998 by $1.7 million over 1997, including $690,000 related to the Vogue Division, which was acquired during 1998. This increase, excluding Vogue, primarily reflects greater personnel and advertising costs primarily at the Vantare Division in response to further growth. As a percentage of sales, these expenses decreased to 12.1% (13.2% excluding Vogue) from 12.9% in 1997.

         Interest expense increased by $418,000 in 1998 compared to 1997 due to higher levels of debt in 1998. Other income decreased by $238,000 compared to 1997, primarily as the result of a $275,000 gain on the sale of aircraft in 1997.

         The provision for income taxes reflects an effective federal and state income tax rate of 40% in 1998 and 1997.

         Nine months ended September 30, 1998 and 1997

         On an overall basis, net income for the nine months ended September 30, 1998 was $2.7 million, or 41 cents per diluted share, up 18.1% from net income of $2.3 million, or 36 cents per diluted share in 1997.

         Net sales of $139.9 million for the nine months ended September 30, 1998 were up 40.8% over 1997, including an increase of 16.4% in sales of Featherlite aluminum and steel brand trailers. Luxury motorcoach sales were up 107.6%, including sales of Featherlite Vogue motorcoaches in the amount of $13.5 million. The Vogue Division was created in May 1998 as a result of the Company's acquisition of the assets of Mitchell Motorcoach Sales, Inc. On a product group basis, horse trailer sales increased by 35%, livestock trailers increased by 4%, car/racecar and specialty transporter sales were up by 11%, utility trailer sales increased by 12% and commercial trailer sales were unchanged from 1997.

         Gross margin increased to $21.8 million in the first nine months of 1998 from $16.1 million in 1997 as a result of increased levels of sales. As a percentage of sales, gross margin for the period decreased to 15.6% compared to 16.2% in 1997. The 1998 gross margin percentage benefited from improvements in margin percentages realized in the Vantare Division in 1998 compared to 1997. These improvements were offset by lower gross margins in Featherlite trailer product categories due to increased labor and overhead costs not fully covered by price increases and efficiency improvements in 1998 and by lower than normal margins on Featherlite Vogue motorcoaches, many of which were sold at prices established before the acquisition.

         Selling and administration expenses increased in 1998 by $4.2 million over 1997 and decreased as a percentage of sales to 11.3% from 11.7% in 1997. The increase in overall spending reflects additional advertising and personnel costs related to the overall growth of the Company as well as the addition of the Vogue Division in the second quarter of 1998 which added selling and administrative costs of $1,003,000. On an overall basis, selling and administrative costs have increased by 36%, which is slightly less than the overall sales growth rate of 40%.

         Interest expense for 1998 is $904,000 greater than in 1997. This is due to increased borrowings on the revolving lines of credit for working capital and capital expenditures as well as increased levels of borrowing on the wholesale line of credit used to finance new and used motorcoach inventory. The acquisition of the assets of Mitchell Motorcoach sales increased working capital funding requirements.

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

         Total sales are expected to be slightly greater in the fourth quarter than in the third quarter and should be strong in 1999, barring any unforseen increase in economic uncertainty or declines in consumer confidence. For the fourth quarter, increased sales of car and race car specialty trailers and utility trailers are expected to offset lower levels of sales of horse and livestock trailers. Motorcoach sales are expected to increase above levels realized in the third quarter. The total sales backlog for 1998 delivery was $21 million at September 30, 1998 compared with $23 million at September 30, 1997 and $28 million at December 31, 1997.

         Overall gross margin levels should improve in the fourth quarter of 1998 and into 1999. Aluminum prices for the quarter will remain unchanged from prior quarters as the Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, all of its aluminum requirements for the remainder of 1998 and such contracts have also been obtained for substantially all of 1999. Aluminum costs for 1999 should average at least 5% lower than 1998. Labor costs are expected to decrease as a percentage of sales as the production workforce is adjusted to lower sales levels in certain product lines and as production efficiencies improve. The price increase made during the third quarter should also have a positive impact on trailer margins. In addition, margin improvements experienced in the first nine months of 1998 by the motorcoach product line are expected to continue as the Vogue Division becomes integrated into the Company and its volume increases.

         Sales and administration expenses for 1998 are expected to increase but at a lower rate than sales growth. Interest expense will remain higher in 1998 than 1997 as the average level of debt is expected to be greater due working capital growth.

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

Liquidity and Capital Resources

During the first nine months of 1998, net cash increased by $150,000, including $6,134,000 provided by financing activities and net of $4,246,000 used for operating activities and $1,738,000 used for capital expenditures for equipment and the acquisition of the assets of Mitchell Motorcoach Sales.

Operating activities in the first nine months of 1998 used cash of $4,246,000. Net income of $2,670,000 was increased by adjustments for depreciation and amortization of $1,369,000 and decreased other non-cash items in an aggregate amount of $260,000. Net changes in receivables, inventories and other working capital items used cash of $8,025,000, excluding the effect of the Vogue acquisition, which increased receivables, inventory and prepaid expenses by $11,858,000 and increased current liabilities by $8,965,000. Non-acquisition related receivables and inventories increased by $5,602,000, an increase of 12% compared to a net sales increase of 26%. Working capital of $2,434,000 was also used to fund decreases in customer deposits and other payables. Increased expenditures for working capital items may be required to support increased sales levels throughout 1998. Cash generated from operations as well as the Company's available lines of credit will fund these increases.

Investing activities for the nine months ended September 30, 1998 used cash of $1,738,000, including $1,889,000 for equipment and other capital expenditures. The Company also used cash of $310,000 in connection with the acquisition of the assets of Mitchell Motorcoach Sales in May, 1998, which is more fully described in Note 9 to financial statements, including property and equipment valued at $575,000. The facility used by Mitchell is leased under the terms of an operating lease. Also during the quarter, net cash of $461,000 was provided from the purchase and resale of aircraft, including $289,000 from the partial sale of idle facilities as described in Note 3 to financial statements.

Financing activities provided net cash of $6,134,000, including net borrowings of $4,578,000 on the bank line of credit and net borrowings $3,076,000 on the wholesale financing line of credit and other short term notes and $1,520,000 for the reduction of other short and long term debt. In connection with the purchase of assets of Mitchell Motorcoach Sales, Inc. as discussed in Note 9 to the financial statements, the Company issued 237,838 shares of common stock with an aggregate value of $2,179,197 and assumed notes payable of $7,290,000. These acquired notes payable were then refinanced with borrowings of $4.8 million of the Company's wholesale line of credit and $2.5 million on the bank line of credit.

In September, 1998, the Company entered into a Revolving Loan and Security Agreement with Firstar Financial Services Division of Firstar Bank Milwaukee, N.A. and in October, 1998, paid off all of its revolving credit and term obligations with Firstar Bank, Iowa, N.A. The new Agreement provides a total credit facility of $34 million, including a working capital line limit of $23.0 million together with various term notes totaling $11.0 million for existing and future equipment and real estate projects. These borrowings bear an interest rate of prime less .75% (7.5% at September 30, 1998). The maturity date of the borrowings under the revolving loan is September 30,2002, subject to renewal and extension. The borrowings are secured by substantially all assets of the Company. There was $17.0 million borrowed against the line with Firstar Iowa as of September 30, 1998 and $5.8 million in term debt, which were refinanced under the new revolving loan in October. There are no financial covenants in the Revolving Loan and Security Agreement.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $23 million for financing new and used motorcoaches held in inventory by the Vantare and Vogue Divisions with interest at prime (8.25% at September 30, 1998) on borrowed funds. The Company was in compliance with all the covenants of this Agreement at September 30,1998 and $13.5 million was borrowed against this line.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

As discussed in Note 5 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $16.5 million at September 30, 1998. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At September 30, 1999, the Company's maximum annual claim exposure under these programs is approximately $3.5 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1,245,000 in favor of the workers compensation claim administrator.

The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project, which may begin in 1999. The Company has deferred plans to 1999 or later for the construction of a warehouse facility for raw material storage at its Cresco location with an estimated total completed cost of $2.0 million. In late 1998, the Company may begin some phases of a $4.5 million expansion at its Vantare facilities. This project may be completed in the first half of 1999 and will be financed with new borrowings from banks or other financial institutions.

In October 1997, the Company signed a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Group, LLC. The joint venture will focus on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. Since inception, the Company has invested $20,000 in this venture and it is not expected significant additional amounts of capital will be required to maintain this operation.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2007. Minimum lease payments for 1998 are expected to total $693,000, including $193,000 related to an operating lease assumed in connection with the Mitchell Motorcoach Sales, Inc. acquisition.

Based on a recent assessment by the Company of its computer equipment and software programs and communications with significant third party vendors providing payroll and benefit services, the Company has determined the certain modifications may be required to this equipment and these programs to properly utilize dates beyond December 31, 1999. The Company believes that with modification to existing equipment and software or conversions to new software, the year 2000 issue can be mitigated at a nominal cost and that such changes can be made on a timely basis and not have a material impact on the operations of the Company. The Company is in the process of making inquiries with its major vendors and suppliers of aluminum and other raw materials and with its major customers to determine the status of their year 2000 compliance programs and the effect, if any, of these programs on the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  See Exhibit Index on Page 18 following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FEATHERLITE MFG., INC.
                                       (Registrant)



Date:  October 28, 1998                 /S/ CONRAD D. CLEMENT
                                        ---------------------
                                        Conrad D. Clement
                                        President & CEO



Date:  October 28, 1998                 /S/ JEFFERY A. MASON
                                        --------------------
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10Q
                        Quarter Ended September 30, 1998


Exhibit No.                                      Description

10.1 Revolving Loan and Security Agreement dated September 24, 1998 with Firstar Financial Services, Division of Firstar Bank, Milwaukee, Wisconsin
27       Financial Data Schedule (filed in electronic format only)