Form 10-K405
period 1998-12-31
FEATHERLITE INC
filed 1999-03-29
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File No.:  0-24804
December 31, 1998

                                FEATHERLITE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Minnesota                                        41-1621676
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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 9, 1999, was $14,024,000 (based on the last sale price of the registrant's Common Stock on such date).

Shares of without par value Common Stock outstanding at March 9, 1999:6,500,051.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated Part of this Form 10-K: (1) Annual report to shareholders for the fiscal year ended December 31, 1998 - Part II; (2) Proxy statement for 1999 Annual Meeting - Part III.

                                                       PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

         Featherlite, Inc. (formerly Featherlite Mfg., Inc.) was organized by current management as a Minnesota corporation in 1988 to acquire the assets of a non-affiliated business which manufactured trailers since the early 1970s under the FEATHERLITE(R) brand name. The Company designs, manufactures and markets over 400 models of both custom made and standard model specialty aluminum and steel trailers through a network of over 240 full-line dealers and over 1,000 limited-line dealers located in the United States and Canada.

         In 1996, the Company began manufacturing and marketing a custom luxury motorcoach primarily through the acquisition of the assets of Vantare International, Inc., which is among the leaders and fastest growing companies in the high-end motorcoach industry. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales. Entry into the luxury motorcoach market was consistent with Featherlite's long-term growth strategy of product diversification. These motorcoaches are marketed under the trade name "VANTARE by FeatherliteTM" and Featherlite Vogue(R). Beginning in 1999, these motorcoaches will be marketed under the trade names Featherlite Vantare(R), Featherlite Vogue(R) and Featherlite Luxury CoachesTM.

         The Company markets its primary trailer products under the FEATHERLITE(R) brand name. FEATHERLITE(R) trailers are made of aluminum, which differentiates the Company from most of its competitors which primarily make steel trailers. Aluminum trailers are superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company's focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL(R) series (replaced Econolite beginning in 1997) and DIAMOND D(R) brands in order to provide dealers and customers with a high quality, but less expensive, alternative to the aluminum trailer.

         Management believes that the Company's growth is being caused by overall market expansion, particularly in uses related to entertainment and leisure, and by the Company increasing its share of a fragmented trailer market. Demand for the Company's products is being significantly driven by the lifestyles, hobbies and events that are important to Featherlite's target customers. Growth in those product and service categories which could use or require a high quality trailer is creating increased demand for the Company's products. Those categories and uses include pickup trucks, sport utility vehicles, all-terrain-vehicles, personal watercraft and snowmobiles; auto races, classic car shows and motorcycle rallies; hobby farming and raising and showing horses; art and craft fairs and expositions; and vending trailers for selling crafts, food and other concessions, such as T-shirts or novelty items. Examples of other users of the Company's trailers include lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable. The number of affluent retirees and business owners who represent the target market for luxury motorcoaches produced by Featherlite is continuing to grow at a healthy pace.

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

         The Company pays special attention to its target customers and attempts to reach them through a variety of media. Unlike most of its competition, Featherlite is large enough to benefit from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite's designation as the "Official Trailer" of NASCAR, CART, NHRA, IRL,

ARCA, ASA, World of Outlaws,,the Indianapolis Motor Speedway and Speedway Motor Corporations five race tracks. Featherlite has an association with the All American Quarter Horse Congress, the National Western Livestock Show and Rodeo, United States Team Roping Competition, Professional Bull Riders, Black Hills Livestock Show and the National High School Finals Rodeo. The Company's luxury motorcoach divisions are the "Official Coach" of NASCAR, NHRA, IRL and Sportscar. Featherlite intends to expand its promotional activities as the Company enters new markets.

Specialty Trailer and Motorcoach Industry

         The Company operates in two principal industries and business segments: specialty trailers and motorcoaches, as discussed in the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1998 which is incorporated herein by reference.

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

Motorcoach Industry

         Bus conversion motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $500,000 to $900,000 or more. These motorcoaches are made from a bus shell for conversions that is purchased and completed to provide an interior area designed to the customer's specifications. It has been estimated that this segment of the RV market experienced more than a 30% growth between 1990 and 1994 and this growth is expected to continue in the future. A large part of the target market, the 45 to 64 age group, is expected to grow 33% this decade alone. Sales of these vehicles will be boosted because this group is expected to retire earlier and have a greater affluence than previous generations. The Company believes that there are presently seven or more companies in this industry.

Products and Services

         The Company's primary business activity is the manufacture and sale of specialty aluminum trailers under the FEATHERLITE(R) brand name. In 1996, the Company began manufacturing and marketing a custom motorcoach under the name "VANTARE by Featherlite". In 1998, the Featherlite Vogue brand of motorcoaches was added when the Company purchased the assets of Mitchell Motorcoach Sales, Inc. In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL(R) series (formerly Econolite) and DIAMOND D(R) brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. Rework and warranty services are also provided for Company built trailers at the Company's facilities and dealer locations. For 1998, over 95% of the Company's revenues were derived from trailer and motorcoach sales.

         The following data illustrate the percentage of the Company's net trailer and motorcoach sales by product type in 1996, 1997 and 1998 (dollars in thousands):


                                                                Years ended December 31,
                                          -----------------------------------------------------------------
                                          1996                            1997                         1998
                             --------------------------------    -------------------------     ---------------------------
                                      Amount         Percent         Amount        Percent         Amount        Percent
                                      ------         -------         ------        -------         ------
Horse                                $29,697           29.9%        $31,202          23.2%        $38,637          20.2%
Livestock                             17,789           17.9%         21,468          16.0%         20,866          10.9%
Car and race car/specialty
transporters
                                      15,847           15.9%         24,797          18.5%         29,458          15.4%
Utility and recreational               7,206            7.3%          8,897           6.6%          9,707           5.1%
Commercial                            10,150           10.2%          7,244           5.4%          7,741           4.1%
Motorcoaches                          14,785           14.9%         34,355          25.6%         76,522          40.1%
                              --------------- --------------- -------------- -------------- -------------- --------------
Net Trailer & Motorcoach
Sales                                $95,474           96.1%       $127,963          95.2%       $182,931          95.8%
Parts, Deliver & Scrap                 3,855            3.9%          6,424           4.8%          7,943           4.2%
                              --------------- --------------- -------------- -------------- -------------- --------------
Net Sales                            $99,329          100.0%       $134,387         100.0%       $190,874         100.0%
                                     =======          ======       ========         ======       ========         ======


         Trailers

         The Company is unique among trailer manufacturers because of the many types of trailers it makes. The Company's FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company's primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. In 1996, the Company discontinued manufacturing semi trailers which were included in the commercial category. The Company believes FEATHERLITE(R) brand trailers, which are "all aluminum" with the exception of steel axle and hitch parts, enjoy a premier image in the industry. Sales of FEATHERLITE(R) brand trailers currently represent over 90% of the Company's total trailer sales. FEATHERLITE-STL(R) series and DIAMOND D(R) brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

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

         In addition to custom designed trailers, the Company manufactures standard model trailers for inventory which are available for immediate delivery to dealers. In an industry consisting primarily of manufacturers who custom build trailers, the Company's introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 48% of the Company's total trailer sales. The Company's dealer network has enthusiastically endorsed and supported the standard model concept.

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

Motorcoaches

         The Company offers three motorcoaches based on various models made from a single bus shell manufacturer (Prevost Car Company), the XL-40 and XL-45 and the H3-45. Even though the "H" body style is much taller and the layout is considerably different than a typical XL motorcoach, it has become the most popular model requested by customers. The Company also now offers a "slide-out" model which expands the livable space within the motorcoach. With the addition of the Featherlite Vogue(R) brand, the Company also offers a high quality Class A series motorcoach, a living unit entirely constructed on a base, specially designed motor vehicle chassis.

         The Company's goal is to produce the best performing and most reliable coach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts which were previously developed by Vantare International, Inc. when it was in the business of building yachts.

         About 75% of the coaches are built to specific customer order from selected options. The remainder are motorcoaches which are built for demonstration at particular shows or events and resale purposes. Retail prices range from about $400,000 to $900,000 or more. There is a risk that certain of the coaches built on a speculative basis may not be sold on a timely basis and at normal profit margins.

         The Company also sells used motorcoaches which are taken as trade-ins from customers on new coaches or on a consignment basis. Repair services are provided for coaches of customers and others at the Vantare facility in Sanford, Florida and the Vogue facility in Pryor, Oklahoma, as well as at a Company service center in Mocksville, North Carolina and Cresco, Iowa.

Other Business Activities

         In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and coach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 1998 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly-owned subsidiary of the

Company, conducts such aircraft dealer activities. Featherlite Aviation Company currently holds for resale two used aircraft. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft create risks to the Company and its operating results. The Company maintains liability insurance policies relating to its aircraft in an amount it believes to be adequate, but there is no assurance that its coverage will continue to be available at an acceptable price or be sufficient to protect the Company from adverse financial effects in the event of claims. Gains on aircraft sales are included in the other income caption in the Company's Statement of Income. The Company's other business activities, excluding aircraft, in the aggregate, accounted for approximately 3.9%, 4.8% and 4.2% of the Company's net sales for 1996, 1997 and 1998, respectively.

Marketing and Sales

         Dealer Network

         The Company markets its products primarily through a network of over 240 full-line dealers and over 1,000 limited-line dealers located in the United States and Canada, and one distributor serving Alberta and British Columbia, Canada. Dealers typically handle only a portion of the entire FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) product lines and may sell other steel trailer brands. Featherlite dealers are not prohibited by their agreements with the Company from selling other brands of aluminum trailers but generally do not do so. No single dealer represents more than 10% of the Company's net sales. The Company's top 50 dealers accounted for approximately 54% of the Company's net trailer sales for 1996, 1997 and 1998. For these periods, 82% or more of the Company's trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily drop deck trailers, specialty trailers and race car transporters. For these periods, approximately 98% of the number of units sold were sold by the dealer network.

         Dealers and distributors sell FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) products under contractual arrangements which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers and distributors may be terminated. Such laws have not materially adversely affected the Company to date. Changes in dealers and distributors take place from time to time. The Company believes that a sufficient number of prospective dealers exists across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to increase substantially its number of dealers over the next several years.

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

         All motorcoaches are sold directly by Company personnel to end user customers. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote the "VANTARE by Featherlite(R)" and Featherlite Vogue(R) motorcoaches.

Financing

         A substantial portion of the Company's sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with NationsCredit Commercial Corporation, Deutsche Financial Services Corp. (formerly ITT Commercial Finance Corp.), Bombardier Capital, Green Tree Financial Servicing Corporation and TransAmerica Commercial Finance Corp. to provide trailer floor plan financing for its dealers. Green Tree Financial Servicing Corporation and Featherlite Credit Corporation, a corporation owned by certain of the Company's officers and directors, provides retail financing to end user customers of the Company's dealers. Under these floor plan arrangements, the Company is required in certain circumstances to guarantee certain debt, or repurchase for the remaining unpaid balance including finance charges plus costs and expenses, any repossessed trailers financed through such arrangements. Although the Company has not been required to make any significant payments or repurchases to date, there can be no assurance that such obligations will not, in the future, adversely impact the Company. There is no recourse to the Company on these retail financing arrangements.

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

         An example of the Company's specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the "Official Trailer" of NASCAR, CART, NHRA, IRL ARCA, ASA, NHRA, World of Outlaws, the Indianapolis Motor Speedway and Speedway Motor Corporations five race tracks and the "Official Coach" of NASCAR, IRL, NHRA and Sportscar. Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour. The 1998 NASCAR Featherlite Southwest Tour is comprised of sixteen events in various cities in Arizona, California, Nevada and Colorado. The NASCAR Featherlite Modified Tour schedule takes place primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, Automobile Racing Club of America ("ARCA"), IndyCar, nostalgic, sprint car, off road, boat, motorcycle and motocross.

         In addition to the racing industry, the Company sponsors or is associated with the All American Quarter Horse Congress, the Professional Bull Riders Association, United States Team Roping Championship, the American Paint Horse Association and the National Western Livestock Show as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company's dealers attend approximately 1,200 to 1,400 such events each year.

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

Trailer Types                                 Principal Competitors' Brands

Horse and Livestock......................     4 Star, Barrett, Sooner, Wilson,
                                              Sundowner, Kiefer Built,  W-W

Utility..................................     Wells Cargo, PACE, Haulmark

Drop Frame Vans..........................     Kentucky

Car Trailers and                              HighTech, Competition, Concept,
Race Car Transporters....................     Wells Cargo, Haulmark, PACE,
                                              Sooner

Competition - Motorcoaches

         The motorcoach industry is highly competitive, particularly in XL and high-end Class A models, with seven or more manufacturers. Vantare is the dominant producer of H model coaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The brand names of the Company's principal competitors in this industry, all of which are located domestically, include, among others: Marathon, Liberty, Country Coach, Angola, Monaco, and Custom.

Manufacturing

         The Company manufactures substantially all of its trailers at plants located in Cresco, Nashua and Shenandoah Iowa. It has an agreement with one other company to manufacture certain trailers. Under the agreements, the Company supplies trailer materials and specifications to those manufacturers. The manufacturers, which are prohibited from manufacturing trailers for any other entities without Featherlite's consent, cover labor and overhead expenses and manufacture the trailers for contractually agreed upon prices. Such trailers constituted approximately 3% of net trailer sales for 1998.

         Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company's business, fluctuate daily in the open market. The Company has obtained fixed price contracts from suppliers for 1999 to reduce the risk related to fluctuations in the cost of aluminum. There is a risk to future operating results if the Company is unable to obtain fixed contracts to reduce the effect of fluctuations in the price of aluminum.

         The Company presently purchases substantial amounts of aluminum extrusions from three major suppliers, Alumax Extrusions Inc., Tifton Aluminum and Easco Aluminum, and the majority of its sheet metal from two large suppliers, Reynolds Aluminum Co. and Samuel Whittar. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with suppliers to fill a substantial part of its projected need for aluminum in 1999. In the event that one or more of the Company's suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company's production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. The Company has never been unable to obtain an adequate supply of raw materials. Increases in prices of aluminum and other supplies may adversely affect sales of the Company's products.

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

         The Company also utilizes certain production lines solely for standard model trailers. The Company utilizes an independent outside contractor to provide customer specified paint and graphic designs on specialty trailers. There is a risk related to delays in completing trailer delivery to the customer due to delays by the subcontractor. This could adversely affect reported sales and operating income.

         The Company manufactures all of its motorcoaches at plants located in Sanford, Florida and Pryor, Oklahoma. Except for the coach shell, engines and transmissions for Class A models and electronic equipment, various kitchen and bathroom fixtures and accessories and other purchased items, the Company fabricates all the components for its coaches, including building the chassis for Class A type motorcoaches. The Company completes the conversion by finishing the interior of the purchased shell to the layout and design requirements of the customer or its specifications. All design engineering, plumbing, cabinetry and upholstery required to complete the coach is done by Company personnel.

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

         The Company purchases engines and transmissions from local dealers. The Company does have an informal commitment from the dealers for sufficient transmissions and engines to meet projected requirements for 1999. In the event the dealers are unable to deliver engines and transmissions to the Company, the Company's revenues and profits could be materially and adversely affected.

Backlog

         At December 31, 1998 the Company had unfilled confirmed orders from its customers in the amount of approximately $31 million including $19 million in motorcoach orders, compared with $27 million, including $14 million in motorcoaches, at December 31, 1997. All orders in backlog at December 31, 1998 are expected to be filled during 1999.

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

Patents and Trademarks

         The Company has registered FEATHERLITE(R) as a trademark for use in conjunction with trailers in the United States, Canada and Germany. In general, such registrations are effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL(R) series. In October 1995, the Company acquired the rights to the DIAMOND D(R) trademark and has registered it as a trademark in the United States and has a trademark application pending in Canada. In 1993, the Company purchased the rights to two design patents, which expired in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has filed for certain trailer design and utility patents relating to race car transporters, snowmobile trailers and horse trailers.

         The Company has a United States trademark for "VANTARE by Featherlite(R)" for use in conjunction with motorcoaches and yachts in the United States and for Featherlite Vogue(R) for motorcoaches in the United States. The Company is in the process of registering two new trademarks, "Featherlite Vantare" and "Featherlite Luxury Coaches", for motorcoaches in the United States.

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

         The Company warrants for one year the workmanship and materials related to certain parts of the motorcoach conversion. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturers' of the shell, transmission and engine generally is for two years.

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

Employees

         As of December 31, 1998, the Company had 1,652 employees, of whom 1,623 are full-time and 29 are part-time as follows: Production and production support
- 1,429, Sales and Marketing - 133, and Administration - 90.

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

         The Company has two separate agreements with Iowa community colleges which provided the Company approximately $870,000 for job training purposes. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company's Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

Cautionary Statements

         Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite's actual results and could cause Featherlite's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite:

o A moderating growth rate or decline in the overall demand or in specific market segment demand, in the US and to some extent Canada, for existing models of aluminum or steel specialty trailers and motorcoaches manufactured by Featherlite and in acceptance by the market of new trailer models and luxury coaches introduced by Featherlite; and general or specific economic conditions, pricing, purchasing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect their supply or end user demand for Featherlite products;

o Increased competition from competitors and potential competitors which have greater financial and other resources than Featherlite; and competitors that are better established in segments of Featherlite's business;

o Fluctuation in aluminum prices; inability of a major supplier of aluminum extrusion or sheets utilized by Featherlite to deliver raw materials on a timely basis;

o Inability of graphics/paint subcontractor to complete custom specified paint and graphic designs could delay delivery of specialty trailers on a timely basis;

o Inability of motorcoach shell manufacturer to deliver shells on a timely basis; inability to sell motorcoaches made on a spec basis at normal profit margins;

o Inability of engine and transmission manufacturers to deliver engines/transmissions on a timely basis.

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

         The Company has production and warehouse facilities in Cresco, Nashua and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet including 140,000 square foot expansion completed in March 1995 and a 20,000 square foot expansion in 1998. Three buildings, totaling approximately 156,000 square feet of Company owned space and 30,000 square feet of leased space, are used for production of trailers and fabrication of components. A 58,000 square foot building is used, pursuant to a lease, for custom interior finishing and a 14,000 square foot building, which the Company owns, is used for storage of raw materials. In 1998, the Company indefinitely deferred plans to build a warehouse facility for raw material storage at its Cresco location.

         The Shenandoah facilities include a 117,000 square foot manufacturing facility acquired in October 1995 in connection with the DIAMOND D(R) acquisition. All of the assets of DIAMOND D Trailer Manufacturing Inc., including the office and production facilities were purchased for $2.4 million in cash. The consideration paid was based primarily on the book value of the acquired assets on the date of purchase. The Company-owned Nashua facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant/office building. In 1998, the Company sold two of the three buildings owned in Grand Meadow, Minnesota that were used as the Company's corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. The Company currently is attempting to sell the remaining Grand Meadow facility.

         In July 1996, the Company acquired office and production facilities and other assets of Vantare International, Inc. in Sanford, Florida. (See Note 10 to financial statement). This facility includes approximately 55,000 square feet of production and office space and is used for the manufacture of luxury motorcoaches. This facility is owned by Seminole Port Authority and is being leased by the Company under the terms of an operating lease. These facilities were expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. In 1997, vacant land near the Vantare facilities was purchased for future expansion. In November 1998, the Company began the construction of an 18,000 square foot sales office at a cost of approximately $2.9 million. This expansion project is scheduled to be completed by the end of the second quarter in 1999. It also includes site preparation work necessary to add a service center adjacent to the sales office at an additional cost of approximately $800,000. This project may also be completed in 1999.

         In May, 1998, the Company acquired office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma. (See Note 10 to financial statements). This facility includes approximately 150,000 square feet of production and office space and is used to manufacture luxury motorcoaches. It is owned by Oklahoma Ordnance Works Authority and is being leased to the Company under the terms of an operating lease which expires in March, 2011.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company:

      Name of            Age      Present Position with Company
 Executive Officer

  Conrad D. Clement      55      President, Chief Executive Officer and Director
  Jeffery A. Mason       58      Chief Financial Officer and Director
  Tracy J. Clement       32      Executive Vice President and Director
  Gary H. Ihrke          52      Vice President of Operations & Secretary
  Eric P. Clement        29      Vice President of Sales
  Steven J. Sheldon      48      Vice President of Market Development
  Larry D. Clement       53      Treasurer

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Corporate Information" and "Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Featherlite is exposed to market risks related to changes in U.S. and International interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. As of December 31, 1998, the fair value of interest rate swaps was not material. A 10% increase in interest rates would reduce the Company's future annual earnings by approximately $385,000 at current debt levels.

         The Company uses substantial quantities of aluminum in its manufacturing of trailers. The Company generally seeks to limit its exposure to the risk of fluctuations in the price of aluminum by entering into fixed-price contracts with suppliers for quantities sufficient to satisfy its requirements for up to one year in advance. The Company does not engage in hedging transactions or other use of derivatives in connection with its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Independent Auditors' Report thereon which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  (1)  Consolidated Financial Statements:

                                                                           Page

                       Report of Independent Auditor..........................*
                       Balance Sheets at December 31, 1998 and 1997...........*
                       Statements of Operations for each of the years
                         ended December 31, 1998, 1997 and 1996...............*
                       Statements of Cash Flows for each of the years
                         ended December 31, 1998, 1997 and 1996...............*
                       Statements of Shareholders' Investment for each
                         of the years ended December 31, 1998, 1997
                         and 1996.............................................*
                       Notes to Consolidated Financial Statements.............*

                  (2)  Financial Statement Schedules:  None

                  (3)  Exhibits. See Exhibit Index on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

--------------

* Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, a copy of which is included with this Form 10-K as Exhibit 13.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FEATHERLITE, INC.

                                          By:/s/ Conrad D. Clement
                                          Conrad D. Clement
Date:  March 20, 1999                     President and Chief Executive Officer

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


Signature                    Title                       Date

/s/ Conrad D. Clement        President, Chief            March 20, 1999
Conrad D. Clement            Executive Officer and
                             Director (Principal
                             Executive Officer)

/s/ Jeffery A. Mason         Chief Financial Officer     March 20, 1999
Jeffery A. Mason             and Director (Principal
                             Financial and Accounting
                             Officer)

/s/ Tracy J. Clement         Executive Vice President    March 20, 1999
Tracy J. Clement             and Director

/s/ Donald R. Brattain       Director                    March 20, 1999
Donald R. Brattain

/s/ Thomas J. Winkel         Director
Thomas J. Winkel                                         March 20, 1999

/s/ Kenneth D. Larson        Director                    March 20, 1999
Kenneth D. Larson

/s/ John H. Thomson          Director                    March 20, 1999
John H. Thomson

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                  EXHIBIT INDEX
                                       TO
                         FORM 10-K FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1998
                            -------------------------
                                FEATHERLITE, INC.

 EXHIBIT
 NUMBER                         DESCRIPTION
-------- -----------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization dated May 8, 1998 with Mitchell Motorcoach Sales, Inc.-- incorporated by reference to Exhibit 10.10 to Company's 10-Q for the quarter ended June 30, 1998*

2.2 Amendment to Agreement between the Company and Mitchell Motorcoach Sales, Inc. dated December 31, 1998

3.1 The Company's Articles of Incorporation, as amended-- incorporated by reference to Exhibit 3.1 to Company's 10-Q for the quarter ended March 31, 1998*

3.2      The Company's Bylaws, as amended-- incorporated by reference to Exhibit
         3.2 to Company's S-1 Registration Statement, Reg. No. 33-82564*

4.1 Specimen Form of the Company's Common Stock Certificate-- incorporated by reference to Exhibit 4.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.1 Agreements with Samuel-Whittar, Inc. dated February 3, 1998, May 13, 1998, June 29, 1998 and June 30, 1998-- incorporated by reference to
         Exhibit 10.4 to Company's 10-Q for the quarter ended June 30, 1998*

10.2 Agreement with Easco Aluminum dated May 1, 1998-- incorporated by reference to Exhibit 10.5 to Company's 10-Q for the quarter ended June 30, 1998*

10.3 Agreement with Aluminum Shapes dated May 1, 1998-- incorporated by reference to Exhibit 10.6 to Company's 10-Q for the quarter ended June 30, 1998*

10.4 Agreement with Alumax Transportation Products dated May 14, 1998 -- incorporated by reference to Exhibit 10.7 to Company's 10-Q for the quarter ended June 30, 1998*

10.5 Agreements with Aluminum Line Products Company dated June 10, 1998 and June 30, 1998-- incorporated by reference to Exhibit 10.8 to Company's 10-Q for the quarter ended June 30, 1998*

10.6 Letter to Tifton Aluminum dated May 1, 1998-- incorporated by reference to Exhibit 10.9 to Company's 10-Q for the quarter ended June 30, 1998*

10.7 Revolving Loan and Security Agreement with Firstar Financial Services, Division of Firstar Bank, Milwaukee, Wisconsin-- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended September 30, 1998*

10.8 Amendment to Revolving Loan and Security Agreement between the Company and Firstar Financial Services dated February 8, 1999

10.9 **1994 Stock Option Plan, including Form of Incentive Stock Option Agreement -- incorporated by reference to Exhibit 10.2 to Company's S-1 Registration Statement, Reg. No. 82564*

10.10 Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College-- incorporated by reference to Exhibit
         10.10 to Company's S-1 Registration Statement, Reg. No. 33-82564*

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

10.13 Floorplan Agreement, dated March 27, 1992, between the Company and ITT Commercial Finance Corp.-- incorporated by reference to Exhibit 10.13 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.14 Agreement, effective January 1, 1995, between the Company and Polaris Industries, L.P.-- incorporated by reference to Exhibit 10.15 to Company's Form 10-K for the fiscal year ended December 31, 1998*

10.15 Inventory Repurchase Agreement, dated February 27, 1995, between the Company and TransAmerica Commercial Finance Corporation -- incorporated by reference to Exhibit 10.23 to Company's Form 10-K for the fiscal year ended December 31, 1995*

10.16 Agreement for wholesale financing dated October 3, 1996 between the Company and Deutsche Financial Services-- incorporated by reference to
         Exhibit 10.22 to Company's 10-K for the fiscal year ended December 31, 1996*

10.17 **Amendment to 1994 Stock Option Plan dated May 14, 1996 -- incorporated by reference to Exhibit 10.23 to Company's 10-K for the fiscal year ended December 31, 1996*

10.18 Construction Loan Agreement, dated November 30, 1998 between the Company and First Union Bank

10.19 Real Estate Promissory Note, dated November 30, 1998 in the amount of $4,000,000 to First Union Bank

10.20 Swap Transaction Confirmation dated November 30, 1998 between the Company and First Union Bank

13 Portions of annual report to shareholders for the fiscal year ended December 31, 1998 incorporated by reference in this Form 10-K

21       Subsidiaries of the Company:
                                                   State of
                     Name                         Incorporation
                     ----                         -------------
               Featherlite Aviation Company         Minnesota

23       Consent of Independent Auditors

24 Powers of Attorney of directors-- included under the "Signatures" section of this Form 10-K

27       Financial Data Schedule (filed in electronic format only)
------------
* Incorporated by reference to a previously filed document or report (File # 0-24804, unless otherwise indicated).
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K