Form 10-Q
period 1999-03-31
FEATHERLITE INC
filed 1999-05-17
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

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

                       6,500,051 Shares as of May 13, 1999

                                FEATHERLITE, INC.

                                      INDEX



                                                                       Page No.
Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

    Condensed Balance Sheets
    March 31, 1999 and December 31, 1998  . . . . . . . . . . . . . . . .  3

    Condensed Statements of Income
    Three Months Ended March 31, 1999 and 1998. . . . . . . . . . . . . .  4

    Condensed Statements of Cash Flows
    Three months Ended March 31, 1999 and 1998 . .  . . . . . . . . . . .  5

    Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . .  11

Item 3.   Quantitative and Qualitative Disclosures about Market Risks . . 15

Part II. Other Information:

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  16

          Signatures   . . . . . . . . . . . . . . . . . . . . . . . . .  17

          Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .   18

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)



                                                                  March 31,            December 31,
                                     ASSETS                         1999                   1998
                                                                  --------             -----------
Current Assets
  Cash                                                          $     297            $       188
  Receivables                                                      12,588                 10,332
  Inventories
    Raw Materials                                                  12,738                 12,571
    Work in process                                                18,255                 18,817
    Finished trailers                                              31,362                 29,985
                                                                ---------            -----------
    Total inventories                                              62,355                 61,373
  Prepaid expenses                                                  1,805                  1,522
  Deferred taxes                                                    1,107                  1,107
                                                                ---------            -----------
  Total current assets                                             78,152                 74,522
                                                                ---------            -----------
Property and equipment                                             24,699                 23,692
  Less accumulated depreciation                                    (8,263)                (7,824)
                                                                ---------            -----------
  Property and equipment, net                                      16,436                 15,868

Goodwill and other assets                                          12,793                 16,398
                                                                ---------            -----------
                                                                $ 107,381            $   106,788
                                                                =========            ===========
                      LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long term debt                          $   1,216            $     1,241
  Other notes payable                                              19,075                 17,936
  Accounts payable                                                 20,287                 18,221
  Accrued liabilities                                               7,417                  5,720
  Customer deposits                                                 3,004                  2,241
                                                                ---------            -----------
  Total current liabilities                                        50,999                 45,359
                                                                ---------            -----------
Long Term Debt, net of current maturities                          24,186                 30,914
Deferred Grant Income                                                 153                    164
Deferred taxes                                                        808                    808
Commitments and Contingencies (Note 5)
Shareholders' Equity                                               31,235                 29,543
                                                                ---------            -----------
                                                                $ 107,381            $   106,788
                                                                =========            ===========
See Notes to financial statements


              Featherlite, Inc.
              Condensed Statements of Income
              (Unaudited)
     (In thousands, except for per share data)


                                                                Three months Ended
                                                                     March 31
                                                     ------------------------------------------
                                                            1999                   1998
                                                     -------------------    -------------------
Net Sales                                                $ 59,422               $ 41,742
Cost of Sales                                              49,725                 34,825
                                                         --------               --------
  Gross profit                                              9,697                  6,917
Selling and administrative expenses                         6,635                  4,661
                                                         --------               --------
  Income from operations                                    3,062                  2,256
Other income (expense)
  Interest                                                   (897)                  (576)
  Gain on aircraft and property sales                         211                     --
  Other, net                                                  217                    221
                                                         --------               --------
  Total other expense                                        (469)                  (355)
                                                         --------               --------
Income before taxes                                         2,593                  1,901
Provision for income taxes                                  1,050                    760
                                                         --------               --------
  Net income                                                1,543                  1,141
                                                         ========               ========

Net income per share - basic and diluted                 $   0.24               $   0.18
                                                         --------               --------
Weighted average shares outstanding - basic                 6,501                  6,255
                                                         --------               --------
Weighted average shares outstanding - diluted               6,506                  6,340
                                                         --------               --------

See Notes to financial statements


              Featherlite, Inc.
              Condensed Statements of Cash Flows
              (Unaudited)
              (In thousands)


                                                                                      Three months Ended
                                                                                           March 31
                                                                             -------------------------------------
                                                                                  1999                 1998
                                                                             ----------------    -----------------

Cash provided (used) by operating activities
  Net income                                                                       $ 1,543              $ 1,141
  Depreciation & amortization                                                          571                  406
  Other non cash adjustments, net                                                     (380)                   9
  Decrease (increase) in working capital, net                                        1,005                 (938)
                                                                                   -------              -------
   Net cash provided by operating activities                                         2,739                  618
                                                                                   -------              -------
Cash provided by (used for) investing activities
  Additions to property and equipment, net                                            (994)                (487)
  Investment in joint venture, net and other                                            11                   --
  Purchase of aircraft, net                                                          3,968                   --
                                                                                   -------              -------
   Net cash provided by (used for) investing activities                              2,985                 (487)
                                                                                   -------              -------
Cash provided by (used for) Financing Activities
  Change in short term debt                                                          1,759                 (557)
  Change in long term debt and grants                                               (7,374)                (775)
                                                                                   -------              -------
   Net cash used for financing activities                                           (5,615)              (1,332)
                                                                                   -------              -------
Net cash increase (decrease)                                                           109               (1,201)
Cash, begin of period                                                                  188                1,632
                                                                                   -------              -------
Cash, end of period                                                                $   297              $   431
                                                                                   =======              =======


See Notes to financial statements


                              FEATHERLITE MFG., INC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

         The accompanying condensed financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

         It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month periods ended March 31, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1998.

Note 2: Property and Equipment

         Property and equipment consists of the following at March 31, 1999 and December 31, 1998 (in thousands):

                                                  1999               1998
                                                  ----               ----
    Land and improvements                       $ 3,718           $  3,042
    Building and improvements                     8,942              8,887
    Machinery and equipment                      12,038             11,763
    Accumulated depreciation                     (8,262)            (7,824)
                                                -------            -------
                  Net Property and equipment    $16,436           $ 15,868
                                                 ------            -------

Note 3: Goodwill and Other Assets

         Goodwill and other consists of the following at March 31, 1999 and December 31, 1998 (in thousands):

                                        March 31,                 December 31,
                                          1999                       1998

    Goodwill, net                      $  9,145                   $   9,126
    Aircraft held for resale              2,901                       6,726
    Idle facilities                         230                         231
    Advertising and other                   523                         363
    Investment in joint venture              (6)                          2
                                       --------                   ---------
    Total                              $ 12,793                   $  16,398
                                       --------                   ---------

         In March 1999, the Company sold an aircraft and realized a gain of $200,000 on the sale of an aircraft.

Note 4: Financing Arrangements

         Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $23.7 million line of credit to finance completed new and used motorcoaches held in inventory. The agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital. It is subject to renewal on October 31, 1999. At March 31, 1999, $18.8 million was borrowed against this line.

         Long-term debt consists of the following at March 31, 1999 and December 31, 1998 (In thousands):
                                                    March 31,      December 31,
                                                     1999             1998
Working Capital line of credit; interest at
prime less .75*                                     $ 14,823           $ 17,939

Bank notes; interest at prime less .75%,
payable in varying monthly installments
through 2008; same collateral and covenant
provisions as working capital line of credit *         7,542              7,817

Bank notes; interest at prime plus .75%;
payable in vary monthly installments
through Januanry,2001; collateralized by aircraft      1,278              5,215

Notes and capitalized leases, interest to
11.5%, payable in varying monthly
installments to 2003; collateralized by real estate      373              1,184

Bank note, interest at 7.34%; payable in
monthly installments to 2004;
collateralized by Sanford, Florida real estate.**      1,386                  -
                                                    --------            -------
Total long-term debt                                  25,402             32,155
Less current maturities                               (1,216)            (1,241)
                                                    --------           --------
Long-term debt, net of current maturities             24,186           $ 30,914
                                                    --------           --------
         * Long-term debt includes borrowing under a credit agreement with a bank that provides a working capital line of credit equal to the lesser of $23 million or a defined percentage of eligible trade receivables and inventory. The agreement includes covenants requiring maintenance of defined levels of tangible net worth, earnings before interest, taxes, depreciation and amortization (EBITDA) and fixed charge coverage ratio.

         ** Long-term debt also includes borrowings to refinance the land acquisition and construction cost of a sales and service center as discussed in
Note 5 below. The aggregate borrowings on this project will total approximately $4.0 million and will be repayable in equal monthly installments based on a 15 year amortization with the remaining balance due in November, 2003. The Company also entered into an interest rate swap for the notional amount of the financing on this project to fix the effective interest rate on this borrowing at 7.34% over a five-year term.

Note 5: Commitments and Contingencies.

         Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $15.7 million at March 31, 1999 and $17.2 million at December 31, 1998.

         Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $4.0 million, including $1.2 million accrued for estimated unpaid claims at March 31, 1999 and $1.1 million at December 31, 1998. The Company has obtained an irrevocable standby letter of credit in the amount of $1.2 million in favor of the workers compensation claim administrator to guaranty settlement of claims.

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

         In November 1998 the Company entered into a contract in the aggregate amount of $2.9 million for the development and construction of a sales facility on land near the Company's Sanford location. In 1999, this project was expanded to include a service center at an additional approximate cost of $800,000. This project will be substantially completed by the end of the second quarter of 1999. It is being financed with borrowed funds from First Union Bank.

Note 6: Shareholders' Equity

         Shareholders' equity may be further detailed as follows (in thousands):

                                                      March 31,       Dec 31,
                                                         1999          1998
                                                       --------      --------
Common stock - without par value;
   Authorized- 40,000,000 shares;
   issued-      6,500,051 shares                     $ 16,385        $ 16,236
Additional paid-in capital                              4,062           4,062
Retained earnings                                      10,788           9,245
                                                     --------        --------
         Total Shareholders' equity                  $ 31,235        $ 29,543
                                                     ========        ========
         In 1994, the Company completed an initial public offering of 1,955,000 shares of Company common stock and granted an option to the Underwriter to purchase 120,000 shares at a price of 120% of the initial public offering price of $6.00 per share. This option, which expires in September 1999, has not yet been exercised.

         In 1999, the Company issued 25,000 additional shares of common stock to the former owner of Vantare International, Inc. These additional shares were earned under the terms of the purchase agreement for this 1996 asset acquisition for the achievement of defined earnings levels through December 31, 1998. An additional 75,000 shares may still be earned under this agreement for the performance of the Vantare Division through December 31, 2000. Goodwill related to this acquisition was increased by $150,000 for this stock issue.

Note 7: Stock Option Plan

         In accordance with the stock option plan established by the Company in July 1994, as amended in May, 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 544,380 shares at March 31, 1999 and 529,380 at December 31,1998. These options were granted at a prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 15,000 shares have been granted in 1999. No options have been exercised in 1999.

Note 8: Earnings per Share

         The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 5,518 at March 31,1999 and 85,322 at March 31,1998 for the assumed exercise of options and warrants in computing the diluted earnings per share data. Basic and diluted earnings per share, as calculated under FAS statement No. 128, are not materially different than the primary and fully diluted earnings per share as previously reported in prior periods.

Note 9: Segment Reporting

         The Company has two principal business segments, trailers and motorcoaches. The accounting policies applied to determine segment information are the same as described in the summary of significant accounting policies in the Company's annual report for the year ended December 31, 1998, except that in 1999, the Company allocated $321,000 of selling, general and administrative expenses from general corporate to the motorcoach division. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, excluding non-recurring gains or losses.

         The Company's sales are not materially dependent on a single customer or small group of customers.

         Information on business segments and geographic information is as follows as of March 31, 1999 and 1998 and for the three month periods then ended (in 000's):

                                             1999                     1998
                                             -----                   -----
Net Sales to unaffiliated customers
  Trailers                                $ 30,510                 $ 28,581
  Motorcoaches                              28,912                   13,161
                                          --------                 --------
  Total net sales                           59,422                   41,742
                                          --------                 --------
Income (loss) from operations
  Trailers                                   3,259                    2,420
  Motorcoach                                 1,017                    1,315
  General corporate                         (1,214)                  (1,479)
  Other income (expense)                      (469)                    (355)
                                          --------                 --------
  Income before income taxes              $  2,593                 $  1,901
                                          --------                 --------
Interest expense
  Trailers                                $    169                 $    241
  Motorcoaches                                 612                      237
  General corporate                            116                       98
                                          --------                 --------
  Total interest expense                  $    897                 $    576
                                          --------                 --------
Provision for income taxes
  Trailers                                $  1,251                 $    872
  Motorcoaches                                 205                      452
  General corporate                           (406)                    (564)
                                          --------                 --------
  Total provision for income taxes        $  1,050                 $    760
                                          --------                 --------
Identifiable assets
  Trailers                                $ 41,873                 $ 39,199
  Motorcoaches                              58,964                   23,904
  General corporate                          6,544                   12,360
                                          --------                 --------
  Total assets as reported                $107,381                 $ 75,463
                                          --------                 --------
Capital expenditures
  Trailers                                $     51                 $    166
  Motorcoaches                                 817                       73
  General corporate                            126                      248
                                          --------                 --------
  Total capital expenditures              $    994                 $    487
                                          --------                 --------

                                               1999                     1998
                                              -----                    -----
Depreciation and amortization
  Trailers                                   $   241              $       209
  Motorcoaches                                   200                       80

  General corporate                              130                      117
                                             -------              -----------
  Total depreciation and amortization        $   571              $       406
                                             -------              -----------

Geographic Information
Revenues
  United States                              $58,313              $    40,312
  Canada and other regions                     1,109                    1,430
                                             -------              -----------
  Consolidated revenues                      $59,422              $    41,472
                                             -------              -----------

Long-lived assets
  United States                              $29,229              $    25,282
  Canada and other regions                         -                     ---
                                             -------              -----------
  Consolidated long-lived assets             $29,229              $    25,282
                                             --------             -----------

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion pertains to the Company's results of operations and financial condition for the three-month periods ended March 31, 1999 and 1998.

Results of Operations

         Three months ended March 31, 1999 and 1998

         Net sales of $59.4 million for the quarter ended March 31, 1999 increased by 42.4% from net sales of $41.7 in last year's first quarter. This increase of $17.7 million over 1998 included $11.4 million from the Featherlite Vogue line of motorcoaches acquired in May 1998. The balance of the sales increase over the first quarter of 1998, $6.3 million, resulted from growth in established product categories, including a $4.1 million or 30% increase in sales of Featherlite Vantare luxury motorcoaches. Sales of Featherlite aluminum and steel brand trailers and other products increased by $2.2 million or 6.8%.

         Gross profit increased to $9.7 million in the first quarter of 1999 from $6.9 million in 1998 as a result of the increased levels of sales. As a percentage of sales, gross margin for the quarter decreased to 16.3% in 1999 from 16.7% in 1998. The gross profit percentage decrease primarily reflects the change in sales mix between trailers and motorcoaches as well as changes in the gross margin percentage of each business segment. Trailer segment gross profit percentage improved by 2.9 percentage points during the quarter compared to 1998 due to reduced aluminum costs and a higher percentage of transporter sales in 1999. Motorcoach segment gross profit percentage declined 3.8 percentage points compared to last year as a result of a greater percentage of used coach sales in 1999 than 1998.

         Selling and administrative expenses increased in 1999 by $2.0 million over 1998 but remained unchanged at 11.2% as a percentage of sales. The increase in the total cost of this category primarily reflects additional advertising, personnel and other costs related to Company growth, including $1.3 million related to the Vogue division that was acquired in May 1998.

         Interest expense increased in 1999 compared to 1998 due to higher levels of debt. The provision for income taxes reflects an effective federal and state income tax rate of about 40% in 1999 and 1998. Other income increased by $207,000 primarily as the result of an aircraft sale in 1999, which realized a gain of $200,000.

Segment Information

         The following discussion pertains to information on the Company's two principal business segments as set forth in Note 9 to the financial statements for the quarters ended March 31, 1999 and 1998.

         Trailer segment
                                                  1999            1998
                                               -------         -------
         Net sales (000's)                     $30,510         $28,581
         Segment income (000's)                  3,259           2,420
         Segment income percent                   10.7%            8.5%

         Trailer segment sales increased by 6.8% in the first quarter of 1999 over 1998. On a product line basis, horse trailer sales remained unchanged, livestock trailer sales decreased by 30%, car/racecar and specialty transporter sales were up 40%, utility trailer sales decreased by 22% and commercial trailers sales were up by 15%. Sales of specialized car haulers and race car tranporters set a sales record for the quarter. Motorsports continues to be a booming entertainment category with a record number of competitors, many of whom use Featherlite products. The decrease in livestock trailer sales is a result of the economic difficulties in the farm and agricultural economy that began in 1998, particularly in the Midwest.

         Trailer segment income increased in 1999 as the result of a greater sales volume as well as an increased gross margin percentage. The gross margin percentage increased by 2.9% as the result of lower material costs due to a lower average cost per pound of aluminum used as well as a higher percentage of transporter sales which have a lower material cost as a percentage of the selling price. This improvement was partially offset by increased marketing and delivery costs, which increased as a percentage of sales to 8.7% in 1999 from 8.0% in 1998.

         Motorcoach Segment
                                                1999                 1998
                                              --------            ---------
         Net Sales (000's)                     $28,912              $13,161
         Segment income (000's)                  1,017                1,315
         Segment income percent                    3.5%                10.0%

         Motorcoach segment sales increased by $15.7 million, or 120%, in the first quarter compared the same quarter last year, including $11.4 million, which was contributed by the addition of the Featherlite Vogue line of motorcoaches acquired in May 1998. Excluding Featherlite Vogue, the sales of Featherlite Vantare increased by about 30%.

         Motorcoach segment income percentage decreased in 1999 by 6.5 percentage points compared to 1998 due to a decrease of 3.9 percentage points in the segment gross margin percentage and an increase of 2.6 percentage points in segment operating expenses. The decline in gross margin percentage is primarily due to an increased level of used motorcoach sales in 1999 compared to 1998. Segment operating expenses increased by approximately $1.3 million in 1999 due to the Featherlite Vogue acquisition in May 1998 and an allocation of $321,000 of corporate marketing and administrative expenses in 1999, which decreased segment income as a percent of sales by 1.1 percentage points in 1999.

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

         We expect consolidated sales to be strong in 1999 due primarily to continued growth in the motorcoach segment. Trailer segment growth may be reduced compared to recent years due to continued economic difficulties in agribusiness. The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers and luxury motorcoaches as well as other trailers used for leisure and entertainment purposes. With more than 75% of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-situated to respond to competitive pressures and to benefit from growth in these markets. The total sales backlog at March 31, 1999 was $34 million compared with $31 million at December 31, 1998 and $27 million at March 31, 1998. The backlog includes motorcoach order backlog of $23 million, $19 million and $15 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

         The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its anticipated aluminum requirements for 1999 at an average cost which is about 5% lower than 1998 levels. It has also obtained commitments for a substantial portion of its anticipated requirements for 2000 at an average cost which is about 8% lower than 1999. This should have a positive impact on trailer segment income. Motorcoach segment margins should continue to improve but can be adversely affected by the impact of used motorcoach sales which normally have a margin percentage which is substantially below the margin percentage on new coach sales. On an overall basis, gross margins should remain at about the same level as last year's year-end margin percentage but could trend slightly lower as the motorcoach segment becomes a larger percentage of the consolidated totals.

         Sales and administrative expenses for 1999 are expected to increase but at a lower rate than sales growth as much of the organizational growth occurred in prior years. Interest expense will likely remain higher in 1999 than 1998 as the average level of debt is expected to be greater due to working capital growth as well as facilities expansion as discussed further below.

         There is a risk to future operating results related to losing a major supplier of aluminum. This risk is relatively nominal, as there are alternate sources of supply. There is also a risk to future operating results if the Company were to lose its sole supplier of motorcoach shells, Prevost Car Company, although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes. There is also a risk related to the timely delivery of certain custom trailers and specialty transporters in the event the Company's sole supplier is interrupted from providing these services due to unforeseen circumstances or customer delays in providing specifications to the subcontractor.

         The Company has made increased use of leverage and incurred interest and related expenses in the three years ended December 31, 1998 and quarter ended March 31, 1999. Increased debt has been incurred in connection with financing the operations of the Vantare and Vogue Divisions and in financing additional working capital requirements. In 1999, additional debt will be incurred to finance construction of a sales and service center at the Company's Sanford, Florida location. Increased leverage and related expenses create risk to future operating results of the Company.

         The Company continues to make progress in readying its hardware and software systems information technology (IT) and non-IT systems for the year 2000. It is estimated that these activities will be completed by June 30, 1999 at a cost ranging from $75,000-100,000 which will not have a material impact on the Company's business, financial condition or results of operation. The Company is continuing to contact vendors who provide it production materials and supplies to determine the status of their Year 2000 assessment and readiness programs. We are substantially completed with this survey and are not aware of any significant problems that would adversely impact the Company. We are unaware of any material risk to the Company associated with Year 2000 issues at this time. We are developing contingency plans to address potential hardware and software systems failures that may arise. We believe the most reasonably likely worst case year 2000 scenario would be a decrease in the efficiency with which the Company is able to procure materials and supplies from vendors and produce its products. This could have an adverse effect on the Company's results of operations and financial condition if prolonged.

Liquidity and Capital Resources

         During the first quarter of 1999, the Company's operations provided net cash of $109,000, including $2.7 million provided from operating activities and $3.0 million from investing activities, net of $5.6 million used for debt reductions.

         Operating activities in the first quarter of 1999 provided net cash of $2.7 million. Net income from operations provided cash of $1.5 million. This amount was increased by adjustments for depreciation and amortization of $571,000 and decreased by other non-cash items in an aggregate amount of $380,000. Net changes in receivables, inventories and other working capital items provided cash of $1.0 million. Inventories increased by $1.0 million primarily to support the increased level of sales in the motorcoach segment. Increased expenditures for working capital items may be required to support increased sales levels throughout 1999. Additional increases in working capital may be required in future quarters to support higher levels of sales. Cash generated from operations as well as the Company's available lines of credit will fund these increases.

         Investing activities for the current quarter provided net cash of $3.0 million, including $4.0 million provided from the sale of aircraft and $1.0 used for plant and other improvements, including $620,000 related to the sales and service expansion at the Company's location in Sanford, Florida as discussed further below. The Company anticipates replacing the aircraft at a comparable amount before the end of 1999.

         Financing activities used net cash of $5.6 million including a reduction of aircraft debt of $3.9 million and other net reductions of $1.7 million primarily related to changes in the wholesale floor plan and revolving line of credit. The Company borrowed $620,000 related to the Sanford expansion during the quarter.

         The Company has a working capital line of credit with its primary lender, Firstar Bank. This line has a borrowing limit of $23.0 million based on levels of eligible receivables and inventory and an interest rate of prime less
 .75% (7.00% at March 31, 1999). The maturity date of borrowings under this line is September 24, 2002, subject to renewal and extension. The agreement contains covenants that limit annual capital expenditures, total liabilities in relation to defined tangible net worth and total fixed charges in relation to defined EBITDA. Borrowings under the line are secured by substantially all assets of the Company. There was $14.8 million borrowed against this line as of March 31, 1999. The Company also has available through Firstar various term notes totaling $3 million as future borrowings for real estate projects and equipment. There were no borrowings on these notes at March 31, 1999.

         The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $23 million for financing new and used motorcoaches held in inventory, with interest at prime (7.75% at March 31, 1999) on borrowed funds. This agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital. At March 31, 1999, $18.8 million was borrowed on this line.

         In November 1998, the Company entered into a construction contract in the amount of $2.9 million for the development and construction of a sales facility near the Company's Sanford, Florida location. This project was subsequently expanded by about $800,000 to include a service center. It is expected these facilities will be completed in about mid-1999. The construction and long-term mortgage financing for this project are being provided by First Union Bank. At March 31, 1999, $620,000 was borrowed on this note. The interest rate on this facility is based on one-month LIBOR rate plus 1.8% (6.76% at March 31, 1999). The Company has reduced the long-term risk related to unfavorable fluctuations in this floating interest rate by entering into an interest rate swap with First Union in notional amount of the financing provided, which fixed the effective rate on this loan at 7.34% over a five year term. Interest only is payable on this facility during the construction period; thereafter it will be repayable in equal monthly installments of principal and interest based on a 15 year amortization, with the remaining balance due November, 2003.

         The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund operations and capital requirements for the next year and the foreseeable future.

         As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $15.7 million at March 31, 1999. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At March 31, 1999, the Company's maximum annual claim exposure under these programs is approximately $4 million, including $1.2 million accrued for unpaid claims. The Company has obtained an irrevocable standby letter of credit in the amount of $1.2 million in favor of the workers compensation claim administrator to guarantee payment of claims.

         The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project to be completed in 1999 or 2000. These programs would be financed with new borrowings from banks or other financial institutions.

         In October 1997, the Company signed a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Group, LLC. The joint venture is focusing on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. It is not expected that this venture will require significant capital from the Company to maintain its operations.

         The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 1999 are expected to total $828,000.

Item 3:

Quantitative and Qualitative Disclosures about Market Risk

         Featherlite is exposed to market risks related to changes in U.S. and International interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. As of December 31, 1998 and March 31, 1999, the fair value of interest rate swaps was not material. A 10% increase in interest rates would reduce the Company's future annual earnings by approximately $385,000 at current levels.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             See Exhibit Index on page following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FEATHERLITE, INC.
                                           (Registrant)



Date:  May 12, 1998                        /S/ CONRAD D. CLEMENT
                                           ---------------------
                                           Conrad D. Clement
                                           President & CEO




Date:  May 12, 1998                        /S/ JEFFERY A. MASON
                                           --------------------
                                           Jeffery A. Mason
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------
10.1* Agreement with Western Extrusions for aluminum purchases for the year 2000.

10.2* Agreement with Edgcomb Metals for aluminum purchases for the year 2000.

10.3* Agreement with Reynolds Aluminum Supply Company for aluminum purchases for the year 2000.

10.4* Agreement with Vincent Metal Goods for aluminum purchases for the year 2000.

10.5* Agreement with Aluminum Shapes for aluminum purchases for the year 2000.

10.6* Agreement with Reyonlds Aluminum Supply Company for aluminum purchases from November 1, 1999 through December 31, 2000.

27        Financial Data Schedule (filed in electronic format only)



* Portions of these documents have been omitted pursuant to a request for confidential treatment