Form 10-Q
period 1999-06-30
FEATHERLITE INC
filed 1999-08-12
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________  to ______________________

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


                     6,510,104 Shares as of August 12, 1999

                                FEATHERLITE, INC.

                                      INDEX


                                                                      Page No.

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Part I. Financial Information:

Item 1.  Financial Statements (Unaudited)

    Balance sheets
    June 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . .  3

    Condensed Statements of Income
    Three and Six Month Periods Ended June 30, 1999 and 1998  . . . .  . . 4

    Condensed Statements of Cash Flows
    Three and Six Month Periods Ended June 30, 1999 and 1998 . . . . . . . 5

    Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  . . . . . . . . . .10

Item 3. Quantitative & Qualitative Disclosures about Market Risk . . . .  16

Part II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .17

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .17

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Balance Sheets
              (Unaudited)
              (In thousands)



                                                                     June 30,             December 31,
                                     ASSETS                            1999                   1998
                                                                     --------              ---------
Current assets
  Cash                                                          $       210             $      188
  Receivables                                                        12,253                 10,332
  Inventories
    Raw materials                                                    12,502                 12,571
    Work in process                                                  19,446                 18,817
    Finished trailers/motorcoaches                                   31,200                 29,985
                                                                   --------               --------
    Total inventories                                                63,148                 61,373
  Prepaid expenses                                                    1,506                  1,522
  Deferred taxes                                                      1,107                  1,107
                                                                   --------               --------
  Total current assets                                               78,224                 74,522
                                                                   --------               --------

Property and equipment,net                                           17,624                 15,868

Goodwill and other assets                                            16,045                 16,398
                                                                   --------               --------
                                                                 $  111,893             $  106,788
                                                                   ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long term debt                           $    1,206                  1,241
  Other notes payable                                                19,209                 17,936
  Accounts payable                                                   18,659                 18,221
  Accrued liabilities                                                 5,106                  5,720
  Customer deposits                                                   4,771                  2,241
                                                                   --------               --------

  Total current liabilities                                          48,951                 45,359
                                                                   --------               --------
Long Term debt, net of current maturities                            29,746                 30,914
Other long term liabilities                                             950                    972
Commitments and contingencies (Note 6)
Shareholders' equity                                                 32,246                 29,543
                                                                   --------               --------
                                                                 $  111,893             $  106,788
                                                                   ========               ========


See Notes to financial statements

              Featherlite, Inc.
              Condensed Statements of Income
              (Unaudited)
     (In thousands, except for per share data)


                                                                    Three months Ended                 Six months Ended
                                                                         June 30                             June 30
                                                                    ------------------                 -----------------
                                                                    1999           1998               1999            1998
                                                                    ----           ----               ----            ----
Net sales                                                      $   56,295         $  49,294         $ 115,717        $  91,036
Cost of sales                                                      47,475            41,905            97,200           76,730
                                                                 --------          --------          --------         --------
  Gross profit                                                      8,820             7,389            18,517           14,306
Selling and administrative expenses                                 6,450             5,276            13,084            9,937
                                                                 --------          --------          --------         --------
  Income from operations                                            2,370             2,113             5,433            4,369
Other income (expense)
  Interest                                                           (839)             (685)           (1,737)          (1,261)
  Other, net                                                          151               249               580              471
                                                                 --------          --------          --------         --------
  Total other expense                                                (688)             (436)           (1,157)            (790)
                                                                 --------          --------          --------         --------
Income before taxes                                                 1,682             1,677             4,276            3,579
Provision for income taxes                                            672               672             1,722            1,433
                                                                 --------          --------          --------         --------
  Net income                                                   $    1,010         $   1,005        $    2,554        $   2,146
                                                                 ========          ========          ========         ========

Net income per share - basic                                   $     0.15         $    0.16        $     0.39        $    0.34
                                                                 --------          --------          --------         --------

Net income per share - diluted                                 $     0.15         $    0.15        $     0.39        $    0.33
                                                                 --------          --------          --------         --------

Average common shares outstanding-basic                             6,500             6,414             6,500            6,335
                                                                 --------          --------          --------         --------

Average common shares outstanding-diluted                           6,525             6,571             6,515            6,456
                                                                 --------          --------          --------         --------


See Notes to financial statements

              Featherlite, Inc.
              Condensed Statements of Cash Flow
              (Unaudited)
              (In thousands)

                                                                  Six months Ended
                                                                      June 30
                                                                  ----------------
                                                                1999            1998
                                                                ----            ----
Cash provided (used) by operating activities
  Net income                                                $   2,554       $  2,146
  Depreciation & amortization                                   1,146            876
  Other non cash adjustments, net                                (360)          (278)
  Increase in working capital, net                             (1,326)        (3,107)
                                                            ---------       --------
    Net cash (used for) operating activities                    2,014           (363)
                                                            ---------       --------

Cash provided (used for) investing activities
  Acquisition of business                                        -              (310)
  Additions to property and equipment, net                     (2,605)          (863)
  Sale of aircraft and other property, net                        543            173
                                                            ---------       --------
    Net cash (used for) investing activities                   (2,062)        (1,000)
                                                            ---------       --------

Cash provided by (used for) financing activities
  Change in short term debt                                     1,273         (2,012)
  Change in long term debt and grants                          (1,203)         3,777
                                                            ---------       --------
    Net cash provided by financing activities                      70          1,765
                                                            ---------       --------
Net cash increase                                                  22            402
Cash, beginning of period                                         188          1,632
                                                            ---------       --------
Cash, end of period                                         $     210       $  2,034
                                                            =========       ========

Non-cash investing and financing activities:

  Fair market value of assets acquired                                      $ 12,417
  Excess of purchase price over net assets acquired                            6,640
  Liabilities assumed                                                        (16,247)
  Issuance of common stock                                                    (2,500)
                                                                            --------
    Cash used for business acquisition                                      $   (310)
                                                                            ========



See Notes to financial statements

                                FEATHERLITE,INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and six month periods ended June 30, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1998.

Note 2: Property and Equipment

Property and equipment consists of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                              1999               1998
                                              ----               ----
Land and improvements                       $ 4,876           $  3,042
Building and improvements                     8,951              8,887
Machinery and equipment                      12,501             11,763
Accumulated depreciation                     (8,704)            (7,824)
                                            -------            -------
Net Property and equipment                  $17,624           $ 15,868
                                            -------            -------

Note 3: Goodwill and Other Assets

         Goodwill and other consists of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                              1999                 1998
                                              ----                 ----

Goodwill, net                             $  9,224            $   9,126
Aircraft held for resale                     6,326                6,676
Idle facilities                                229                  231
Advertising and other                          264                  363
Investment in joint venture                      2                    2
                                           -------             --------
Total                                     $ 16,045            $  16,398
                                           -------             --------


Note 4:  Income taxes

The Company is the subject of an Internal Revenue Service examination for the years ended December 31, 1995, 1996 and 1997. The IRS has proposed adjustments related to the treatment of various incentive grants received in connection with the Company's building expansion in prior years. The Company believes its position is valid and intends to vigorously defend it. No assurance can be given that the Company will be successful in sustaining its treatment of these grants. Any additional tax due will result in the creation of a current income tax liability and a reduction in deferred income tax liabilities.

Note 5: Financing Arrangements

         Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $23.7 million line of credit to finance completed new and used motorcoaches held in inventory. The agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital. It is subject to renewal on October 31, 1999. At June 30, 1999, $19.1 million was borrowed against this line.

         Long-term debt consists of the following at June 30, 1999 and December 31, 1998 (In thousands):


-------------------------------------------------------------------------- ------------------ ------------------------
                                                                               June 30,           December 31,
                                                                                1999                  1998
-------------------------------------------------------------------------- ------------------ -----------------
Working Capital line of credit; interest at prime less .75*                   $ 15,845             $ 17,939
-------------------------------------------------------------------------- ------------------ -----------------
Bank notes; interest at prime less .75%, payable in varying monthly installments through 2008; same collateral and covenant provisions as
working capital line of credit *                                                 7,727                7,817
-------------------------------------------------------------------------- ------------------ -----------------
Bank notes; interest at prime plus .75%; payable in vary monthly installments
through Januanry,2001; collateralized by aircraft                                4,554                5,215
-------------------------------------------------------------------------- ------------------ -----------------
Notes and capitalized leases, interest to 11.5%, payable in varying monthly
installments to 2003; collateralized by real estate                                350                1,184
-------------------------------------------------------------------------- ------------------ -----------------
Bank note, interest at 7.34%; payable in monthly installments to 2004;
collateralized by Sanford, Florida real estate.**                                2,476                    -
-------------------------------------------------------------------------- ------------------ -----------------
Total long-term debt                                                            30,952               32,155
-------------------------------------------------------------------------- ------------------ -----------------
Less current maturities                                                         (1,206)              (1,241)
-------------------------------------------------------------------------- ------------------ -----------------
Long-term debt, net of current maturities                                     $ 29,746             $ 30,914
-------------------------------------------------------------------------- ------------------ -----------------


         * Long-term debt includes borrowing under a credit agreement with a bank that provides a working capital line of credit equal to the lesser of $23 million or a defined percentage of eligible trade receivables and inventory. The agreement includes covenants requiring maintenance of defined levels of tangible net worth, earnings before interest, taxes, depreciation and amortization (EBITDA) and fixed charge coverage ratio. The maturity date of the borrowings under this agreement is September 24, 2002.

         ** Long-term debt also includes borrowings to refinance the land acquisition and construction cost of a sales and service center as discussed in
Note 6 below. The aggregate borrowings on this project will total approximately $4.0 million and will be repayable in equal monthly installments based on a 15 year amortization with the remaining balance due in November, 2003. The Company also entered into an interest rate swap for the notional amount of the financing on this project to fix the effective interest rate on this borrowing at 7.34% over a five-year term.

Note 6: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $ 15.8 million at June 30, 1999 and $17.2 million at December 31, 1998.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $4.0 million, including $1.1 million accrued for estimated unpaid claims at June 30, 1999 and at December 31, 1998. The Company has obtained an irrevocable standby letter of credit in the amount of $1.2 million in favor of the workers compensation claim administrator to guaranty settlement of claims.

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

In November 1998 the Company entered into a contract in the aggregate amount of $2.9 million for the development and construction of a sales facility on land near the Company's Sanford location. In 1999, this project was expanded to include a service center at an additional approximate cost of $800,000. This project will be substantially completed by the end of the third quarter of 1999. It is being financed with borrowed funds from First Union Bank.

Note 7: Related Party Transactions

In June, 1999, the Company entered into an operating lease for an aircraft with Clement Enterprises, Inc., a Company owned by certain shareholders. The lease requires monthly rental payments of $28,698 through December 31, 2000.

Note 8: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands)

                                                    June 30,        Dec 31,
                                                      1999           1998
                                                   --------         --------
Common stock - without par value;
   Authorized- 40,000,000 shares;
   issued-      6,500,051 shares                  $ 16,385          $ 16,236
Additional paid-in capital                           4,062             4,062
Retained earnings                                   11,799             9,245
                                                  --------           -------
         Total Shareholders' equity               $ 32,246          $ 29,543
                                                  ========          ========
In 1994, the Company completed an initial public offering of 1,955,000 shares of Company common stock and granted an option to the Underwriter to purchase 120,000 shares at a price of 120 percent of the initial public offering price of $6.00 per share. This option, which expires in September 1999, has not yet been exercised.

In 1999, the Company issued an additional 25,000 shares of common stock to the former owner of Vantare International, Inc. These additional shares were earned under the terms of the purchase agreement for this 1996 asset acquisition for the achievement of defined earnings levels through December 31, 1998. An additional 75,000 shares may still be earned under this agreement for the performance of the Vantare Division through December 31, 2000. Goodwill related to this acquisition was increased by $150,000 for this stock issue.

Note 9: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May, 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 556,380 shares at June 30, 1999 and 529,380 at December 31, 1998. These options were granted at prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 27,000 shares have been granted in 1999. No options have been exercised in 1999.

Note 10: Earnings per Share

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 25,043 and 15,255 at June 30,1999 and 156,534 and 121,815 at June 30,1998 for the assumed exercise of options and warrants in computing the quarterly and year to date diluted earnings per share data, respectively. Basic and diluted earnings per share, as calculated under FAS statement No. 128, are not materially different than the primary and fully diluted earnings per share as previously reported in prior periods.

Note 11: Segment Reporting

The Company has two principal business segments, trailers and motorcoaches. The accounting policies applied to determine segment information are the same as described in the summary of significant accounting policies in the Company's annual report for the year ended December 31, 1998, except that in 1999, the Company began allocating certain expenses previously classified as corporate to the motorcoach segment to better reflect the cost of administering that segment. Allocations in the amount of $321,000 were made for the quarter ended June 30, 1999 and $642,000 for the six months ended June 30, 1999. No such allocation was made in 1998. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, excluding non-recurring gains or losses.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before taxes and assets as follows for the six month and three month periods ended June 30, 1999 and 1998 (in 000's):


                                                         Three Months Ended                    Six Months Ended
                                                            June 30                                June 30
------------------------------------------------------- ----------------- ---------------- ---------------- ----------------
                                                           1999              1998              1999             1998
------------------------------------------------------- ----------------- ---------------- ---------------- ----------------
Net Sales to unaffiliated customers
  Trailers                                              $  29,041         $ 29,629         $  59,551         $ 58,210
  Motorcoaches                                             27,254           19,665            56,166           32,826
  Total net sales                                       $  56,295         $ 49,294         $ 115,717         $ 91,036

Income before taxes
  Trailers                                                $ 2,692          $ 3,199           $ 5,951          $ 5,619
  Motorcoach                                                  832              450             1,849            1,765
                                                            3,524            3,649             7,800            7,384
  General corporate                                        (1,154)          (1,536)           (2,367)          (3,015)
  Interest expense                                         (  839)          (  685)           (1,737)          (1,261)
  Other income (expense),net                                  151              249               580              471
  Income before income taxes                              $ 1,682          $ 1,677           $ 4,276          $ 3,579

Identifiable assets
  Trailers                                                                                  $ 39,261         $ 39,496
  Motorcoaches                                                                                62,365           41,933
  General corporate                                                                           10,267           13,614
  Total assets as reported                                                                  $111,893         $ 95,043

                                       9

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three-month and six-month periods ended June 30, 1999 and 1998.

Results of Operations

         Three months ended June 30, 1999 and 1998

On a consolidated basis, the Company's net income for the second quarter ended June 30, 1999 was $1,010,000, or 15 cents per diluted share, compared with $1,005,000,or 15 cents per diluted share, in the second quarter of 1998.

Net sales for the quarter increased by $7.0 million in 1999 to $56.3 million compared with $49.3 million in 1998,a 14.2 percent gain. This growth was led by a 38 percent, or $7.3 million, increase in sales of Featherlite Vantare and Featherlite Vogue motorcoaches, including $5.0 million from sales of Vogue motorcoaches which was acquired in May, 1998. On a comparable basis, adjusting sales for the pre-acquisition sales of Vogue, total luxury motorcoach segment sales gained by 14 percent over the second quarter of 1998. Sales of specialty trailers and transporters were down by 5 percent.

Gross profit margin increased by $1.4 million to $8.8 million in the second quarter of 1999 from $7.4 million in 1998. As a percentage of sales, gross profit margin for the quarter was 15.7 percent compared to 15.0 percent in 1998. This improvement reflects higher margins realized in the luxury motorcoach segment, partially offset by slightly lower margins in the specialty trailer segment mainly due to changes in product mix.

Selling and administration expenses increased in 1999 by $1.2 million over 1998, including a $800,000 increase related to the Vogue operations which were acquired in May, 1998. As a percentage of sales, these expenses increased to
11.5 percent in 1999 from 10.7 percent in 1998.

Interest expense increased by $154,000 in 1999 compared to 1998 due to higher levels of debt in 1999 and a slightly higher interest rate for a portion of the quarter. Other income was higher in 1998 than in 1999 due to the sale of an aircraft in 1998 on which a $130,000 gain was realized.

Segment Information
The following discussion pertains to information on the Company's two principal business segments as set forth in Note 11 to the financial statements for the three months ended June 30, 1999 and 1998.

Trailer segment
------------------------------------- --------------- -------------- ----------
                                         1999            1998        Inc(dec)
------------------------------------- --------------- -------------- ----------
Net sales (000's)                     $ 29,041        $ 29,629         (2.0%)
------------------------------------- --------------- -------------- ----------
Segment income (000's)                   2,692           3,199        (15.8%)
------------------------------------- --------------- -------------- ----------
Segment income percent                    9.3%           10.8%
------------------------------------- --------------- -------------- ----------

Trailer segment sales decreased by 2.0 percent in the second quarter of 1999 over 1998. Sales of specialty trailers and transporters were down by 4.8 percent which was partially offset by an increase of 45 percent in sales of parts, delivery and other items. On a product group basis, horse trailer sales increased by 7.8 percent, livestock trailer sales were down 21.7 percent, car/racecar transporter sales increased by 1 percent, utility trailer sales were unchanged and commercial trailer sales were down by 38 percent. Livestock trailer sales have been adversely impacted since the third quarter of 1998 by overall difficulties in the agribusiness economy and commercial trailer sales are a category which is being de-emphasized by the Company. There have been no overall increases in trailer model prices in 1999.

Trailer segment income decreased in 1999 by 15.8 percent as the result of a lower gross margin percent and increased marketing and selling expenses. The gross margin percentage decreased by .7 percent primarily as the result of a lower percentage of transporter sales, which have a higher than average gross margin percentage, in 1999 than in 1998. Segment income was further decreased by marketing and delivery costs which increased as a percentage of sales to 8.9 percent in 1999 from 8.1 percent in 1998, in part due to a special sales promotion program in 1999.

Motorcoach Segment
---------------------------------------------------------------------
                               1999          1998    Inc (dec)
---------------------------------------------------------------------
Net Sales (000's)           $ 27,254     $ 19,665     38.6 %
---------------------------------------------------------------------
Segment income (000's)           832          450     84.9 %
---------------------------------------------------------------------
Segment income percent           3.0%         2.3%
---------------------------------------------------------------------

Motorcoach segment sales increased by $7.6 million, or 38.6 percent, in the second quarter compared with the same quarter last year, including $5 million, which was contributed by the addition of the Featherlite Vogue line of motorcoaches acquired in May 1998. On a comparable basis, adjusting for the pre-acquisition sales of Vogue in the second quarter of last year, total motorcoach segment sales gained 14 percent over the second quarter of 1998. The sales of Featherlite Vantare bus conversions increased by about 37 percent over 1998. Sales of Featherlite Vogue luxury motorcoaches were lower than expected in the second quarter.

Motorcoach segment income percentage increased in 1999 by .7 percentage points compared to 1998 due to an increase of 3.8 percentage points in the segment gross margin percentage and a partially offsetting increase of 3.1 percentage points in segment operating expenses. The improvement in the gross margin percentage is primarily due to improved gross margin percentages in both new and used motorcoach sales in 1999 compared to 1998. Segment operating expenses increased by approximately $1.4 million in 1999, including $800,000 due to the Featherlite Vogue acquisition in May 1998 and an allocation of $321,000 of corporate marketing and administrative expenses in 1999, which decreased segment income as a percent of sales by 1.2 percentage points in 1999.

         Six months ended June 30, 1999 and 1998

Net sales of $115.7 million for the six months ended June 30, 1999 increased by
27.1 percent from net sales of $91.0 million in last year's first six months. The 1999 increase of $24.7 million over 1998 includes $16.9 million from the Featherlite Vogue line of products which were acquired in May 1998. The balance of the sales increase, $7.8 million, resulted from growth in established product categories, including a 23 percent increase in sales of Featherlite Vantare luxury motorcoaches. On a comparable basis, adjusting for the pre-acquisition sales of Vogue in the first six months of last year, total luxury motorcoach segment sales increased by 22 percent. Sales of Featherlite aluminum and steel brand trailers and other products increased by 2.3 percent.

Gross profit increased to $18.5 million in the first six months of 1999 from $14.3 million in 1998 primarily as a result of the increased levels of sales. As a percentage of sales, gross margin for the six months increased to 16.0% in 1999 from 15.7% in 1998. The gross profit percentage increase primarily reflects the change in sales mix between trailers and motorcoaches as well as changes in the gross margin percentage of each business segment.

Selling and administrative expenses increased in 1999 by $3.1 million over 1998 and increased as a percentage of sales to 11.3 percent from 10.9 percent in 1998. The increase in the total cost of this category primarily reflects additional advertising, personnel and other costs related to Company growth, including $2.1 million related to the Vogue division that was acquired in May 1998.

Interest expense increased in 1999 compared to 1998 due to higher levels of debt primarily related to increased working capital needs of the motorcoach segment. The provision for income taxes reflects an effective federal and state income tax rate of about 40% in 1999 and 1998. Other income increased by $109,000 due to increased gains on aircraft sales in 1999.

Segment Information
The following discussion pertains to information on the Company's two principal business segments as set forth in Note 11 to the financial statements for the six months ended June 30, 1999 and 1998:

Trailer segment
--------------------------------------- -------------- -----------------
                           1999            1998        % Inc(dec)
--------------------------------------- -------------- -----------------
Net sales (000's)       $59,551         $58,210           2.3 %
--------------------------------------- -------------- -----------------
Segment income (000's)    5,951           5,619           5.9 %
--------------------------------------- -------------- -----------------
Segment income percent     10.0%            9.7%
--------------------------------------- -------------- -----------------

Trailer segment sales increased by 2.3 percent in the first six months of 1999 over 1998, including an increase in trailer sales of .7 percent and increase in parts, delivery and other sales of 29.5 percent. On a trailer product category basis, horse trailer sales increased 5 percent, livestock trailer sales decreased by 26 percent, car/racecar and specialty transporter sales were up 23 percent, utility trailer sales decreased by 12 percent and commercial trailers sales were down by 18 percent. The decrease in livestock trailer sales is a result of the economic difficulties in the farm and agricultural economy that began in 1998, particularly in the Midwest. Utility sales are down due to decreased deliveries of snowmobile trailers. The decrease in sales of commercial trailers reflects the Company's deemphasis of this product category.

Trailer segment income increased in 1999 due to greater sales volume as well as an increased gross margin percentage on the sales. The gross margin percentage increased by 1.1 percent as the result of lower material costs due to a lower average cost per pound of aluminum used as well as a higher percentage of transporter sales which have a lower material cost as a percentage of the selling price. This improvement was partially offset by greater marketing and delivery costs, which increased as a percentage of sales to 8.8 percent in 1999 from 8.0 percent in 1998.

 Motorcoach Segment
 -----------------------------------------------------------------------
                              1999           1998    % Inc (dec)
 -----------------------------------------------------------------------
 Net Sales (000's)         $56,166        $32,826      71.1 %
 -----------------------------------------------------------------------
 Segment income (000's)      1,849          1,765       4.7 %
 -----------------------------------------------------------------------
 Segment income percent        3.3%           5.4%
 -----------------------------------------------------------------------


Motorcoach segment sales increased by $23.4 million, or 71 percent, in the first six months of 1999 compared to the same period last year, including $16.9 million, which was contributed by the addition of the Featherlite Vogue line of motorcoaches acquired in May 1998. The sales of Featherlite Vantare increased by about 23 percent.

Motorcoach segment income increased by 4.7 percent in 1999 as a result of increased sales. The segment income percentage decreased in 1999 by 2.1 percentage points compared to 1998 due to an increase of .8 percentage points in the segment gross margin percentage which was offset by an increase of 2.9 percentage points in segment operating expenses. The improvement in gross margin percentage is primarily due to improved gross margin percentages on both new and used motorcoaches in 1999 compared to 1998. Segment operating expenses increased by approximately $1.9 million in 1999 due to the Featherlite Vogue acquisition in May 1998 and an allocation of $642,000 of corporate marketing and administrative expenses in 1999, which decreased segment income as a percent of sales by 1.1 percentage points in 1999.

Looking Forward

The statements made in this Form 10Q quarterly report which are forward looking in time involve risks and uncertainties discussed here and in the Company's Form 10-K and other filings with the SEC, including but not limited to: product demand and acceptance of new products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization, aircraft purchases and sales and the availability of additional capital required for growth.

The Company expects consolidated sales to be strong in the remainder of 1999. The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers and luxury motorcoaches as well as other trailers used for leisure and entertainment purposes. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-situated to benefit from growth in these markets.

Trailer segment growth should improve over the second half of the year but may be reduced compared to recent years due to continued economic difficulties in the agribusiness economy. This belief is based on a number of factors, including the overall strength of our dealer network. Dealer inventories continue to turn well and their inventory levels have declined since the beginning of the year. Trailer segment order backlog remains strong at June 30, at a level of $13.6 million, which is 20 percent higher than March 31, 1999 and 13% higher than June 30, 1998. This part of the business is well-situated for good growth and continued profitability.

The Company also believes the motorcoach segment of the business is well positioned for continued growth in the 25 to 30 percent range. This segment's position in the growing luxury motorcoach market has been strengthened with the addition of Destinations RV, Inc. as a dealer. Destinations RV with locations in Coburg and Bend, Ore., has been selected as the Company's exclusive dealer for the Company's high-end Featherlite Vogue 5000 line of luxury motorcoaches. This dealership was granted exclusive sales rights to cover a number of states in the western United States, an area where there were limited sales for this product previously. The Company also is consolidating certain functions of the Featherlite Vantare and Featherlite Vogue organizations into the Featherlite Luxury Motorcoach Division. This consolidation will achieve a unified sales and marketing thrust as well as the benefits of unified operational control. In the third quarter, the new Featherlite Luxury Motorcoach Sales and Service Center in Sanford, Florida, will be completed. This facility will provide excellent brand exposure and customer convenience from its high-visibility and high-traffic location on Interstate 4. The motorcoach segment backlog was $23.7 million at June 30, 1999 compared with $19.2 million at December 31, 1998 and $25.1 million at June 30, 1998.

The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its anticipated aluminum requirements for 1999 at an average cost which is about 5% lower than 1998 levels. It has also obtained commitments for a substantial portion of its anticipated requirements for 2000 at an average cost which is lower than 1999. This should have a positive impact on trailer segment income. Motorcoach segment margins should continue to improve but can be adversely affected by the impact of used motorcoach sales which normally have a margin percentage which is substantially below the margin percentage on new coach sales. On an overall basis, gross margins should remain at about the same level as last year's year-end margin percentage of 16 percent but could trend slightly lower as the motorcoach segment becomes a larger percentage of the consolidated totals.

Sales and administration expenses for 1999 are expected to increase but at a lower rate than sales growth as much of the organizational growth occurred in prior years. These expenses are expected to be reduced as a percentage of sales as benefits related to the luxury motorcoach segment consolidation are realized. Interest expense will likely remain higher in 1999 than 1998 as the average level of debt is expected to be greater due to working capital growth as well as the facilities expansion discussed further below.

There is a risk to future operating results related to losing a major supplier of aluminum. This risk is relatively nominal, as there are alternate sources of supply. There is also a risk to future operating results if the Company were to lose its sole supplier of motorcoach shells, Prevost Car Company, although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes. There is also a risk related to the timely delivery of certain custom trailers and specialty transporters in the event the Company's sole supplier of custom paint and graphics is interrupted from providing these services due to unforeseen circumstances or customer delays in providing specifications to the subcontractor.

The Company has made increased use of leverage and incurred interest and related expenses in the three years ended December 31, 1998 and the six months ended June 30, 1999. Increased debt has been incurred in connection with financing the operations of the Vantare and Vogue Divisions and in financing additional working capital requirements. In 1999, additional debt will be incurred to finance construction of a sales and service center at the Company's Sanford, Florida location. Increased leverage and related expenses create risk to future operating results of the Company.

The Company continues to make progress in readying its hardware and software systems information technology (IT) and non-IT systems for the year 2000. Substantially all of these changes to hardware and software systems have been completed at a cost of approximately $70,000. An overall readiness test will be performed during the third quarter to ensure all the Company's hardware and software will work properly using year 2000 dates. The Company is continuing to contact vendors and our customers to determine the status of their Year 2000 assessment and readiness programs. We are not aware of any significant problems that would adversely impact the Company or of any other material risk to the Company associated with Year 2000 issues. We are developing contingency plans to address potential hardware and software systems failures that may arise unexpectedly. We believe the most reasonably likely worst case Year 2000 scenario would be a decrease in the efficiency with which the Company is able to procure materials and supplies from vendors and produce its products and this could have an adverse effect on the Company's results of operations and financial condition if prolonged.

Liquidity and Capital Resources

During the first six months of 1999, the Company's operations provided net cash of $22,000, including $2.0 million provided by operating activities, $70,000 provided by financing activities and net of $2.1 million used for investing activities.

Operating activities in the six months of 1999 provided net cash of $2.0 million. Net income from operations provided cash of $2.5 million. This amount was increased by adjustments for depreciation and amortization of $1.1 million and decreased by other non-cash items in an aggregate amount of $360,000. Net changes in receivables, inventories and other working capital items used cash of $1.3 million. Inventories increased by $1.8 million primarily to support the anticipated increased level of sales in the motorcoach segment. Increased expenditures for working capital items may be required to support increased sales levels throughout 1999.

Investing activities for the current quarter used net cash of $2.0 million, including $1.8 million used for the expansion of the sales and service facility at the Company's location in Sanford, Florida as discussed further below, $800,000 used for other property improvements, and net of $543,000 provided from aircraft sale and purchase transactions.

Financing activities provided net cash of $70,000 including new borrowings of $477,000 for equipment and $1.7 million related to the Sanford expansion, and net of a $660,000 reduction of aircraft debt and other debt reductions of $1.4 million, including $437,000 related to changes in the wholesale floor plan and revolving line of credit.

The Company has a working capital line of credit with its primary lender, Firstar Bank. This line has a borrowing limit of $23.0 million based on levels of eligible receivables and inventory and an interest rate of prime less .75% (7.25% at June 30, 1999). The maturity date of borrowings under this line is September 24, 2002, subject to renewal and extension. The agreement contains covenants that limit annual capital expenditures, total liabilities in relation to defined tangible net worth and total fixed charges in relation to defined EBITDA. Borrowings under the line are secured by substantially all assets of the Company. There was $15.8 million borrowed against this line as of June 30, 1999. The Company also has available through Firstar various term notes totaling $3 million as future borrowings for real estate projects and equipment. There was $460,000 borrowed on these notes at June 30, 1999.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $23 million for financing new and used motorcoaches held in inventory, with interest at prime (8.00% at June 30, 1999) on borrowed funds. This agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital. At June 30, 1999, $19.1 million was borrowed on this line.

In November 1998, the Company entered into a construction contract in the amount of $2.9 million for the development and construction of a sales facility near the Company's Sanford, Florida location. This project was subsequently expanded by about $800,000 to include a service center. It is expected these facilities will be completed in about September, 1999. The construction and long-term mortgage financing for this project are being provided by First Union Bank. At June 30, 1999, $2.5 million was borrowed on this note. The interest rate on this facility is based on one-month LIBOR rate plus 1.8 percent (7.93% at June 30, 1999). The Company has reduced the long-term risk related to unfavorable fluctuations in this floating interest rate by entering into an interest rate swap with First Union in notional amount of the financing provided, which fixed the effective rate on this loan at 7.34 percent over a five year term. Interest only is payable on this facility during the construction period; thereafter it will be repayable in equal monthly installments of principal and interest based on a 15 year amortization, with the remaining balance due November, 2003.

The Company believes that while its current cash balances, cash flow generated from operations and available borrowing capacity would be sufficient to fund continued operations and capital requirements consistent with past levels, significant future growth of the Company may necessitate additional sources of financing if such funding cannot be arranged with the Company's current lenders. Such financing may be in the form of debt, debt with equity features or a secondary offering of common stock. No assurance can be given that such financing will be available to the Company.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $15.8 million at June 30, 1999. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At June 30, 1999, the Company's maximum annual claim exposure under these programs is approximately $4 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.2 million in favor of the workers compensation claim administrator to guarantee payment of claims.

The Company has also made a commitment to the City of Cresco to construct a hangar facility at a cost of $300,000 as part of an airport expansion project that may be completed in 2000. This expansion would be financed with new borrowings from banks or other financial institutions.

In 1997, the Company entered into a joint venture agreement with GMR Marketing to form Featherlite/GMR Sports Group, LLC. The joint venture is focusing on developing promotional events and implementing marketing strategies in the rapidly growing motorsports industry. Since inception, the Company has made capital contributions totaling $56,000 to the joint venture. It is not expected that this venture will require significant future capital from the Company to maintain its operations.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 1999 are expected to total $828,000.

In June, 1999, the Company entered into an operating lease for an aircraft with Clement Enterprises, Inc., a Company owned by certain shareholders. The lease requires monthly rental payments of $28,698 through December 31, 2000.

The Company is the subject of an Internal Revenue Service examination for the years ended December 31, 1995, 1996 and 1997. The IRS has proposed adjustments related to the treatment of various incentive grants received in connection with the Company's building expansion in prior years. The Company believes its position is valid and intends to vigorously defend it. No assurance can be given that the Company will be successful in sustaining its treatment of these grants. Any additional tax due will result in the creation of a current income tax liability and a reduction in deferred income tax liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Featherlite is exposed to market risks related to changes in U.S. and International interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. As of December 31, 1998 and June 30, 1999, the fair value of interest rate swaps was not material. A 10 percent increase in interest rates would reduce the Company's future income before taxes by approximately $385,000 at current levels of debt.

The Company uses substantial quantities of aluminum in the manufacturing of trailers. The Company generally seeks to limit its exposure to the risk of fluctuations in the price of aluminum by entering into fixed-price contracts with suppliers for quantities sufficient to satisfy its requirements for up to one year in advance. The Company does not engage in hedging transactions or other use derivatives in connection with its operations.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of the Registrant's shareholders was held on Wednesday, May 12, 1999.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 6,341,765 shares in favor, with 20,294 shares against, 14,205 shares abstaining and -0- shares represented by broker non-votes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A Under the Securities Exchange Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

---------------------------------------------------------------------------
      NOMINEE             NUMBER OF VOTES FOR     NUMBER OF VOTES AGAINST
---------------------------------------------------------------------------
Conrad D. Clement             6,351,761                  24,503
---------------------------------------------------------------------------
Jeffery A. Mason              6,353,311                  22,953
---------------------------------------------------------------------------
Tracy J. Clement              6,352,511                  23,753
---------------------------------------------------------------------------
Donald R. Brattain            6,353,411                  22,853
---------------------------------------------------------------------------
Thomas J. Winkel              6,353,311                  22,953
---------------------------------------------------------------------------
Kenneth D. Larson             6,353,411                  22,853
---------------------------------------------------------------------------
Terry E. Branstad             6,340,450                  35,814
---------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  See Exhibit Index on Page 18 following signatures.

         (b) Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FEATHERLITE, INC.
                                                     (Registrant)



Date:  August 12, 1999                           /S/ CONRAD D. CLEMENT
                                                 ---------------------
                                                 Conrad D. Clement
                                                 President & CEO



Date:  August 12, 1999                           /S/ JEFFERY A. MASON
                                                 --------------------
                                                 Jeffery A. Mason
                                                 Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10Q
                           Quarter Ended June 30, 1999


Exhibit No.                   Description

  10.1        Lease Agreement with Clement Enterprises for Rental of Aircraft

  27          Financial Data Schedule (filed in electronic format only)