Form 10-Q
period 1999-09-30
FEATHERLITE INC
filed 1999-11-12
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended  September 30, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the  transition  period from _______________________ to __________________

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


                    6,510,104 Shares as of November 12, 1999

                                FEATHERLITE, INC.

                                      INDEX



                                                                    Page No.

Index . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .. . . 2

Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements (Unaudited)

     Consolidated Balance sheets
     September 30, 1999 and December 31, 1998. . . . . . . . . . . . .  3

     Condensed Consolidated Statements of Income
     Three and Nine Month Periods Ended September 30, 1999 and 1998.  . 4

     Condensed Consolidated Statements of Cash Flows
     Three and Nine Month Periods Ended September 30, 1999 and 1998 . . 5

     Notes to Consolidated Financial Statements. .  . . . . . . . . . . 6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . 11

  Item 3. Quantitative & Qualitative Disclosures about Market Risk .   17

Part II. Other Information:

  Item 6. Exhibits and Reports on Form 8-K  .  . . . . . . . . . . . . 18

Signatures   . . . . . . . . . . . . . . . . .. . . . . . . . . . . .  18

Exhibit Index  . . . . . . . . . . . . . . . .. . . . . . . . . . . .  19

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Consolidated Balance Sheets
              (Unaudited)
              (In thousands)


                                                               September 30,           December 31,
                                     ASSETS                        1999                   1998
                                                               -------------           ------------
Current assets
  Cash                                                        $      127             $      188
  Receivables                                                     12,358                 10,332
                                                                --------               --------
  Inventories
    Raw materials                                                 13,405                 12,571
    Work in process                                               22,180                 18,817
    Finished trailers/motorcoaches                                31,824                 29,985
                                                                --------               --------
    Total inventories                                             67,409                 61,373
                                                                --------               --------
  Prepaid expenses                                                 1,187                  1,522
  Deferred taxes                                                   1,107                  1,107
                                                                --------               --------
  Total current assets                                            82,188                 74,522
                                                                --------               --------

Property and equipment,net                                        19,343                 15,868

Goodwill and other assets                                         16,310                 16,398
                                                                --------               --------
                                                              $  117,841             $  106,788
                                                                ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                        $    1,514             $    1,241
  Other notes payable                                             21,277                 17,936
  Accounts payable                                                20,019                 18,221
  Accrued liabilities                                              5,315                  5,720
  Customer deposits                                                3,666                  2,241
                                                                --------               --------

  Total current liabilities                                       51,791                 45,359
Long-term debt, net of current maturities                         31,759                 30,914
Other long term liabilities                                          938                    972
Commitments and contingencies (Note 6)
Shareholders' equity                                              33,353                 29,543
                                                                --------               --------
                                                              $  117,841             $  106,788
                                                                ========               ========


See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Income
              (Unaudited)
              (In thousands, except for per share data)

                                                                     Three months Ended                 Nine months Ended
                                                                        September 30                      September 30
                                                                    ---------------------             ---------------------
                                                                     1999           1998              1999              1998
                                                                     ----           ----              ----              ----
Net sales                                                        $ 53,939          $ 48,895        $  169,656         $139,931
Cost of sales                                                      44,808            41,366           142,008          118,096
                                                                 --------          --------        ----------         --------
  Gross profit                                                      9,131             7,529            27,648           21,835
Selling and administrative expenses                                 7,029             5,899            20,113           15,835
                                                                 --------          --------        ----------         --------
  Income from operations                                            2,102             1,630             7,535            6,000
Other income (expense)
  Interest                                                           (893)             (863)           (2,665)          (2,124)
  Gain on aircraft and property sales                                 179               ---               408              140
  Other, net                                                          143               103               529              433
                                                                 --------          --------        ----------         --------
Total other expense                                                  (571)             (760)           (1,728)          (1,551)
                                                                 --------          --------        ----------         --------
Income before income taxes                                          1,531               870             5,807            4,449
  Provision for income taxes                                          485               346             2,207            1,779
                                                                 --------          --------        ----------         --------
Net income                                                       $  1,046          $    524        $    3,600         $  2,670
                                                                 ========          ========        ==========         ========

Net income per share - basic                                     $   0.16          $   0.08        $     0.55         $   0.42
                                                                 --------          --------        ----------         --------
Net income per share - diluted                                   $   0.16          $   0.08        $     0.55         $   0.41
                                                                 --------          --------        ----------         --------
Average common shares outstanding-basic                             6,507             6,493             6,502            6,382
                                                                 --------          --------        ----------         --------
Average common shares outstanding-diluted                           6,530             6,643             6,520            6,512
                                                                 --------          --------        ----------         --------


See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Cash Flow
              (Unaudited)
              (In thousands)

                                                                 Nine months Ended
                                                                    September 30
                                                                 ------------------
                                                                 1999          1998
                                                                 ----          ----
Cash provided (used) by operating activities
Net income                                                    $  3,600       $  2,670
Depreciation & amortization                                      1,736          1,369
Other non cash adjustments, net                                   (475)          (260)
Increase in working capital, net                                (4,909)        (8,025)
                                                              --------       --------
    Net cash (used for) operating activities                       (48)        (4,246)
                                                              --------       --------
Cash provided (used for) investing activities
Acquisition of business                                              -           (310)
Additions to property and equipment, net                        (4,608)        (1,889)
Sale of aircraft and other property, net                            77            461
                                                              --------       --------
    Net cash (used for) investing activities                    (4,531)        (1,738)
                                                              --------       --------
Cash provided by (used for) financing activities
Change in short term debt                                        3,342            (45)
Change in long term debt                                         1,118          6,176
Exercise of stock options                                           60              3
                                                              --------       --------
   Net cash provided by financing activities                     4,520          6,134
                                                              --------       --------
   Net cash increase (decrease)                                    (59)           150
Cash, beginning of period                                          188          1,632
                                                              --------       --------
Cash, end of period                                           $    127       $  1,782
                                                              ========       ========

Non-cash investing and financing activities:

Fair market value of assets acquired                                         $ 12,434
Excess of purchase price over net assets acquired                               6,310
Liabilities assumed                                                           (16,255)
Issuance of common stock                                                       (2,179)
                                                                             --------
Cash used for business acquisition                                           $   (310)
                                                                             ========


See notes to consolidated financial statements

                                FEATHERLITE,INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and nine month periods ended September 30, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information refer to the financial statements and notes to financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1998.

Note 2: Property and Equipment

Property and equipment consists of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                  1999               1998

   Land and improvements                        $ 3,119           $  3,042
   Building and improvements                     12,328              8,887
   Machinery and equipment                       12,980             11,763
   Accumulated depreciation                      (9,084)            (7,824)
                                                -------           --------
   Net Property and equipment                   $19,343           $ 15,868
                                                -------           --------

Note 3: Goodwill and Other Assets
Goodwill and other consists of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                  1999               1998

  Goodwill, net                               $   9,092          $   9,126
  Aircraft held for resale                        6,951              6,676
  Idle facilities                                    76                231
  Advertising and other                             215                363
  Investment in joint venture                       (24)                 2
                                              ---------          ---------
  Total                                       $  16,310          $  16,398
                                              ---------          ---------


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

In the third quarter, the Company adjusted its effective tax used to calculate the current year tax provision from 40 percent to 38 percent to give consideration to certain employment related tax credits that will be realized in 1999. This adjustment reduced the current period tax provision by $97,000.

Note 5: Financing Arrangements

Other notes payable primarily include borrowings under a wholesale finance agreement with a financial services company for a $23.7 million line of credit to finance completed new and used motorcoaches held in inventory. The agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital. Either party may terminate this agreement on thirty days written notice after October 31, 1999. At September 30, 1999, $21.3 million was borrowed against this line.

Long-term debt consists of the following at September 30, 1999 and December 31, 1998 (In thousands):


----------------------------------------------------- --------------------- ---------------------
                                                         September 30,         December 31,
                                                              1999                 1998
----------------------------------------------------- --------------------- ---------------------
Working Capital line of credit; interest at
prime less .75*                                            $16,053               $17,939
----------------------------------------------------- --------------------- ---------------------
Bank notes; interest at prime less .75%,
payable in varying monthly installments through
2008; same collateral and covenant provisions
as working capital line of credit *                          7,875                 7,817
----------------------------------------------------- --------------------- ---------------------
Bank notes; interest at prime plus .75%;
payable in vary monthly installments through
January,2001; collateralized by aircraft                     5,329                 5,215
----------------------------------------------------- --------------------- ---------------------
Notes and capitalized leases, interest to
11.5%, payable in varying monthly installments
to 2003; collateralized by real estate                         322                 1,184
----------------------------------------------------- --------------------- ---------------------
Bank note, interest at 7.34%; payable in
monthly installments to 2004; collateralized by
Sanford, Florida real estate.**                              3,694                     -
----------------------------------------------------- --------------------- ---------------------
Total long-term debt                                        33,273                32,155
----------------------------------------------------- --------------------- ---------------------
Less current maturities                                     (1,514)               (1,241)
----------------------------------------------------- --------------------- ---------------------
Long-term debt, net of current maturities                  $31,759               $30,914
----------------------------------------------------- --------------------- ---------------------

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

         ** Long-term debt also includes borrowings to refinance the land acquisition and construction cost of a sales and service center as discussed in
Note 6 below. The aggregate borrowings on this project will consist of a $4 million note and a $1.2 million note. These notes will bear interest at a variable rate based on the one month LIBOR plus 1.8 percent. They are repayable as follows: the $4.0 million note is repayable in monthly installments based on a 15 year amortization until November, 2003 when the remaining unpaid balance is due and the $1.2 million note will be payable in monthly installments over a sixty month period beginning November, 1999. The Company also entered into an interest rate swap on the $4.0 million portion of this financing to fix the effective interest rate on this note at 7.34 percent over a five-year term.

Note 6: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under the arrangement for a maximum of $14.1 million at September 30, 1999 and $17.2 million at December 31, 1998.

Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $4.0 million, including $1.2 million accrued for estimated unpaid claims at September 30, 1999 and $1.1 million at December 31, 1998. The Company has obtained an irrevocable standby letter of credit in the amount of $1.2 million in favor of the workers compensation claim administrator to guaranty settlement of claims.

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

In November 1998 the Company entered into a contract in the aggregate amount of $2.9 million for the development and construction of a sales facility on land near the Company's Sanford, Florida location. In 1999, this project was expanded to include a service center, which together with the equipment and furnishings related to this total facility increased the total cost of the project by an additional $1.5 million. This project was substantially completed by the end of the third quarter of 1999.

Note 7: Related Party Transactions

In June 1999, the Company entered into an operating lease for an aircraft with Clement Enterprises, Inc., a Company owned by certain shareholders. The lease requires monthly rental payments of $28,698 through December 31, 2000. As of September 1, 1999, the Company exercised its option to purchase this aircraft from Clement Enterprises for $4.1 million, the cost of the aircraft to Clement Enterprises. The purchase was financed by the assumption of underlying debt to a bank in the same amount.

Note 8: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands)

                                                   Sept. 30,       Dec 31,
                                                     1999            1998
                                                   --------        --------
Common stock - without par value;
   Authorized- 40,000,000 shares;
   Issued-      6,510,104 shares                    $16,446        $16,236
Additional paid-in capital                            4,062          4,062
Retained earnings                                    12,845          9,245
                                                    -------        -------
         Total Shareholders' equity                 $33,353        $29,543
                                                    =======        =======
In 1994, the Company completed an initial public offering of 1,955,000 shares of Company common stock and granted an option to the Underwriter to purchase 120,000 shares at a price of 120 percent of the initial public offering price of $6.00 per share. This option expired in September 1999 and was not exercised.

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

Note 9: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 536,160 shares at September 30, 1999 and 529,380 at December 31,1998. These options were granted at prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 27,000 shares have been granted in 1999. In the third quarter of 1999, options for 10,053 shares were exercised at prices ranging from $5.875 to $6.00 in an aggregate amount of $60,000 and options for 10,167 shares were forfeited.

Note 10: Earnings per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted EPS for the three months and nine months ended September 30, 1999 and 1998 (in 000's):


                                          --Three Months ended--           --Nine Months ended--
                                               September 30                     September 30
----------------------------------- ----------------- --------------- --------------- ----------------
                                           1999          1998           1999            1998
                                           ----          ----           ----            ----
----------------------------------- ----------------- --------------- --------------- ----------------
Shares used for basic EPS                 6,507         6,493          6,502           6,382
----------------------------------- ----------------- --------------- --------------- ----------------
Dilutive effect of:
----------------------------------- ----------------- --------------- --------------- ----------------
     Stock Options                           23           119             18             104
----------------------------------- ----------------- --------------- --------------- ----------------
     Warrants                                 -            31              -              26
----------------------------------- ----------------- --------------- --------------- ----------------
Shares used for diluted EPS               6,530         6,643          6,520           6,512
----------------------------------- ----------------- --------------- --------------- ----------------

Basic and diluted earnings per share, as calculated under FAS statement No. 128, are not materially different than the primary and fully diluted earnings per share as previously reported in prior periods.

Note 11: Segment Reporting

The Company has two principal business segments, trailers and motorcoaches. The accounting policies applied to determine segment information are the same as described in the summary of significant accounting policies in the Company's annual report for the year ended December 31, 1998, except that in 1999, the Company began allocating certain expenses previously classified as corporate to the motorcoach segment to better reflect the cost of administering that segment. Allocations in the amount of $321,000 were made for the quarter ended September 30, 1999 and $963,000 for the nine months ended September 30, 1999. No such allocation was made in 1998. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, excluding non-recurring gains or losses.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before income taxes and assets are as follows for the three month and nine month periods ended September 30, 1999 and 1998 (in 000's):

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30                        September 30
                                                            -------------------                   -----------------
                                                             1999             1998              1999             1998
                                                            ------           ------            -------          ------
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
Net Sales to unaffiliated customers
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Trailers                                              $  26,392         $ 27,390         $  85,943        $  85,600
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Motorcoaches                                             27,547           21,505            83,713           54,331
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Total net sales                                       $  53,939         $ 48,895         $ 169,656        $ 139,931
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------

------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
Income before income taxes
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Trailers                                              $   2,521         $  2,004         $   8,598        $   7,623
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Motorcoach                                                1,048            1,142             2,891            2,907
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
                                                            3,569            3,146            11,489           10,530
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  General corporate                                        (1,467)          (1,516)           (3,954)          (4,531)
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Interest expense                                         (  893)          (  863)           (2,665)          (2,124)
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Other income (expense),net                                  322              103               932              574

------------------------------------------------------- ----------------- ---------------- ---------------- -----------------
  Income before income taxes                            $   1,531         $    870         $   5,807        $   4,449
------------------------------------------------------- ----------------- ---------------- ---------------- -----------------

------------------------------------------------------- ----------------- ----------------
Identifiable assets
------------------------------------------------------- ----------------- ----------------
  Trailers                                              $  41,244          $42,155
------------------------------------------------------- ----------------- ----------------
  Motorcoaches                                             67,501           44,541
------------------------------------------------------- ----------------- ----------------
  General corporate                                         9,096           13,552
------------------------------------------------------- ----------------- ----------------
  Total assets as reported                              $ 117,841         $100,248
------------------------------------------------------- ----------------- ----------------


Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion pertains to the Company's results of operations and financial condition for the three-month and nine-month periods ended September 30, 1999 and 1998.

Results of Operations

         Three months ended September 30, 1999 and 1998

On a consolidated basis, the Company's net income for the third quarter ended September 30, 1999 was $1,046,000 or 16 cents per diluted share, compared with $ 524,000, or 8 cents per diluted share, in the third quarter of 1998.

Net sales for the quarter increased by 10.3 percent to $53.9 million in 1999 compared with $48.9 million in 1998. This increase was led by a 28 percent, or $6 million, increase in sales of Featherlite Vantare and Featherlite Vogue motorcoaches. Sales of specialty trailers and transporters were down about 6 percent compared to 1998.

Gross profit margin increased by $1.6 million to $9.1 million in the third quarter of 1999 from $7.5 million in 1998. As a percentage of sales, gross profit margin for the quarter was 16.9 percent compared to 15.4 percent in 1998. This improvement reflects higher margins realized in both the trailer and the luxury motorcoach segments.

Selling and administration expenses increased in 1999 by $1.1 million, a 19.2 percent increase over 1998. As a percentage of sales, these expenses increased to 13.0 percent in 1999 from 12.1 percent in 1998. This increase relates primarily to growth in the motorcoach segment as discussed further below.

Interest expense increased slightly in 1999 compared to 1998 due to higher levels of debt in 1999 and a slightly higher interest rate. An aircraft and certain other property items were sold during the third quarter in 1999; no such sales were made in the third quarter of 1998.

The provision for income taxes was 32 percent in 1999 compared to 40 percent in 1998. The reduced provision rate in 1999 reflects a reduction of $97,000 to consider Federal and state tax credits that will be available to the Company on its 1999 Federal and state income tax returns.

Segment Information
The following discussion pertains to information on the Company's two principal business segments as set forth in Note 11 to the consolidated financial statements for the three months ended September 30, 1999 and 1998.

Trailer segment
---------------------------------------- -------------- ---------------
                            1999            1998        Inc(dec)
                          -------         -------        --------
---------------------------------------- -------------- ---------------
Net sales (000's)        $ 26,392        $ 27,390         (3.6%)
---------------------------------------- -------------- ---------------
Segment income (000's)      2,521           2,004         25.8%
---------------------------------------- -------------- ---------------
Segment income percent        9.6%            7.3%
---------------------------------------- -------------- ---------------

Trailer segment sales decreased about 4 percent in the third quarter of 1999 over 1998. Sales of specialty trailers and transporters were down by 6 percent, which was partially offset by an increase of almost 30 percent in sales of parts, delivery and other items. On a product group basis, horse trailer sales decreased by 2 percent, livestock trailer sales were down 25 percent, car/racecar transporter sales increased by 29 percent, utility trailer sales were down 35 percent and commercial trailer sales were down by 18 percent. Livestock trailer sales have been adversely impacted since the third quarter of 1998 by overall difficulties in the agribusiness economy. Utility trailers sales were lower due to decreased sales of snowmobile trailers due in part to poor snow conditions in prior years. Commercial trailer sales continue to reflect Company's de-emphasis of this category. There have been no overall increases in trailer model prices in 1999.

Trailer segment income increased in 1999 by 2.3 percentage points as the result of a higher gross margin percent, which was partially offset by increased marketing and selling expenses. The gross margin percentage increased by 3.1 percentage points primarily as the result of reduced aluminum and other material costs. Segment income was partially decreased by marketing and delivery costs, which increased as a percentage of sales to 10.6 percent in 1999 from 9.8 percent in 1998.

Motorcoach Segment
--------------------------------------------- ------------------ --------------
                              1999                 1998           Inc (dec)
                            --------            ---------          ----------
--------------------------------------------- ------------------ --------------
Net Sales (000's)          $ 27,547            $ 21,505            28.1 %
--------------------------------------------- ------------------ --------------
Segment income (000's)        1,048               1,142            (8.2)%
--------------------------------------------- ------------------ --------------
Segment income percent          3.8%                5.3%
--------------------------------------------- ------------------ --------------

Motorcoach segment sales increased by $6.0 million, or 28.1 percent, in the third quarter compared with the same quarter last year. Sales of new Featherlite luxury motorcoaches increased by about 12.5 percent over 1998 while sales of used motorcoaches, which produced about 38 percent of the segment's sales volume, increased by 65 percent.

Motorcoach segment income percentage decreased in 1999 by 1.5 percentage points compared to 1998 due to an increase of .6 percentage points in the segment gross margin percentage and a larger offsetting increase of 2.1 percentage points in segment operating expenses. The improvement in the gross margin percentage is due to improved gross margin percentages on both new and used motorcoach sales in 1999 compared to 1998. Segment operating expenses increased by approximately $1.0 million in 1999, including an allocation of $321,000 of corporate marketing and administrative expenses in 1999, which decreased segment income as a percent of sales by 1.2 percentage points. Increases in other segment operating expenses relate to an expanded sales staff and promotional activities in 1999.

         Nine months ended September 30, 1999 and 1998

Net sales of $169.7 million for the nine months ended September 30, 1999 increased by 21.2 percent from net sales of $139.9 million in last year's first nine months. The 1999 increase of $29.7 million over 1998 reflects, in part, the addition of the Vogue line of products acquired in May 1998. On a comparable basis, adjusting for the pre-acquisition sales of Vogue, overall sales for the nine month period increased by 11 percent over last year, including a sales gain of 25 percent by the Featherlite Luxury Coach Division. Sales of Featherlite aluminum and steel brand trailers and other products decreased by less than 1 percent.

Gross profit increased to $27.6 million in the first nine months of 1999 from $21.8 million in 1998 primarily as a result of the increased levels of sales. As a percentage of sales, gross margin for the nine months increased to 16.3% in 1999 from 15.6% in 1998. The gross profit percentage increase primarily reflects the change in sales mix between trailers and motorcoaches as well as changes in the gross margin percentage of each business segment.

Selling and administrative expenses increased in 1999 by $4.3 million over 1998 and increased as a percentage of sales to 11.9 percent from 11.3 percent in 1998. The increase in the total cost of this category primarily reflects additional advertising, personnel and other costs related to Company growth, including $2.0 million related to the Vogue division that was acquired in May 1998.

Interest expense increased in 1999 compared to 1998 due to higher levels of debt primarily related to increased working capital needs of the motorcoach segment. Other income increased by $364,000 due to increased gains on aircraft sales in 1999.

The provision for income taxes reflects an effective federal and state income tax rate of 38 percent in 1999 and 40% 1998. This reduction reflects certain employment related Federal and state tax credits available to the Company in 1999, which reduce its effective tax rate for the year.

Segment Information
The following discussion pertains to information on the Company's two principal business segments as set-forth in Note 11 to the consolidated financial statements for the nine months ended September 30, 1999 and 1998:

 Trailer segment
 -------------------------- --------------- -------------- -----------------
                               1999            1998        % Inc(dec)
                             -------         -------        ----------
 -------------------------- --------------- -------------- -----------------
 Net sales (000's)          $85,943         $85,600           0.4 %
 -------------------------- --------------- -------------- -----------------
 Segment income (000's)       8,598           7,623          12.7 %
 -------------------------- --------------- -------------- -----------------
 Segment income percent        10.0%            8.9%
 -------------------------- --------------- -------------- -----------------

Trailer segment sales increased by .4 percent in the first nine months of 1999 over 1998, including a decrease in trailer sales of 1.4 percent and increase in parts, delivery and other sales of 29.7 percent. On a trailer product category basis, horse trailer sales increased 2 percent, livestock trailer sales decreased by 26 percent, car/racecar and specialty transporter sales were up 24 percent, utility trailer sales decreased by 22 percent and commercial trailers sales were down by 18 percent. The decrease in livestock trailer sales was due to the economic difficulties in the farm and agricultural economy that began in 1998, particularly in the Midwest. Utility sales were down due to decreased deliveries of snowmobile trailers resulting from poor snow seasons in recent years. The decrease in sales of commercial trailers reflects the Company's de-emphasis of this product category.

Trailer segment income increased in 1999 by 1.1 percentage points due primarily to an increased gross margin percentage on the sales. The gross margin percentage increased by 1.7 percentage points due to lower costs of aluminum and other materials. This improvement was partially offset by greater marketing and delivery costs, which increased as a percentage of sales to 9.2 percent in 1999 from 8.6 percent in 1998.

Motorcoach Segment
--------------------------- -------------------------------- -----------------
                                1999           1998           % Inc (dec)
                              --------      ---------          ------------
--------------------------- -------------------------------- -----------------
Net Sales (000's)            $83,713        $54,331             54.3 %
--------------------------- -------------------------------- -----------------
Segment income (000's)         2,891          2,907              (.4)%
--------------------------- -------------------------------- -----------------
Segment income percent           3.5%           5.4%
--------------------------- -------------------------------- -----------------


Motorcoach segment sales increased by $29.4 million, or 54 percent, in the first nine months of 1999 compared to the same period last year. Sales of new Featherlite luxury motorcoaches increased by about 42 percent over 1998 while sales of used motorcoaches, which produced about 35 percent of the segment's sales volume, increased by 80 percent. On a comparable basis, if the preacquisition sales of Vogue are included in 1998, new motorcoach sales would have increased by 18 percent and used sales by 41 percent.

Motorcoach segment income percentage decreased in 1999 by 1.9 percentage points compared to 1998 due to an increase of .7 percentage points in the segment gross margin percentage which was offset by an increase of 2.5 percentage points in segment operating expenses. The improvement in gross margin percentage is primarily due to improved gross margin percentages on both new and used motorcoaches in 1999 compared to 1998. Segment operating expenses increased by approximately $2.1 million in 1999 due to the Featherlite Vogue acquisition in May 1998 and an allocation of $963,000 of corporate marketing and administrative expenses in 1999, which decreased segment income as a percent of sales by 1.2 percentage points in 1999.

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

The Company expects consolidated sales to remain strong in the fourth quarter of 1999 and into the year 2000. The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers and luxury motorcoaches as well as other trailers used for leisure and entertainment purposes. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-situated to benefit from growth in these markets.

Trailer segment growth should improve in the fourth quarter. This belief is based on a number of factors, including the overall strength and quality of our dealer network and the positive reponse from dealers and retail customers to nine new models of trailers introduced throughout 1999. Dealer inventories continue to turn well and inventory levels they maintain have declined since the beginning of the year. Trailer segment order backlog remains strong at September 30, 1999 at a level of $16.6 million, which is 22 percent higher than June 30, 1999 and 64 percent higher than September 30, 1998. This business segment is well situated for continued growth and profitability.

The Company also believes the motorcoach segment of the business is well positioned for strong growth. This segment's position in the luxury motorcoach market has been strengthened with the addition of Destinations RV, Inc. as a dealer during the second quarter of 1999. Destinations RV with locations in Coburg and Bend, Ore., is the Company's exclusive West Coast dealer for the high-end Featherlite Vogue 5000 line of luxury motorcoaches. This dealership was granted exclusive sales rights to cover a number of states in the western United States, an area where there were limited sales for this product previously. The Company also is consolidating certain functions of the Featherlite Vantare and Featherlite Vogue organizations into the Featherlite Luxury Motorcoach Division. This consolidation will achieve a unified sales and marketing thrust as well as the benefits of unified operational control. The new Featherlite Luxury Motorcoach Sales and Service Center in Sanford, Florida, has been completed and is now open. This facility should provide excellent brand exposure and customer convenience from its high-visibility and high-traffic location on Interstate 4. The motorcoach segment backlog was $22.9 million at September 30, 1999 compared with $19.2 million at December 31, 1998 and $18.5 million at September 30, 1998.

The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its anticipated aluminum requirements for 1999 at an average cost which is about 5% lower than 1998 levels. It has also obtained commitments for substantially all of its anticipated requirements for

2000 at an average cost which is lower than 1999. This should have a positive impact on trailer segment income. Motorcoach segment margins should continue to improve but can be adversely affected by the impact of used motorcoach sales which normally have a margin percentage which is substantially below the margin percentage on new coach sales. On an overall basis, gross margins should remain at about the present levels but could trend slightly lower as the motorcoach segment becomes a larger percentage of the consolidated totals.

Sales and administration expenses for 1999 are expected to increase. These expenses are expected to be reduced as a percentage of sales as benefits related to the luxury motorcoach segment consolidation are realized. Interest expense will likely remain higher in 1999 than 1998 as the average level of debt is expected to be greater due to working capital growth as well as the facilities expansion discussed further below.

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

The Company has made increased use of leverage and incurred interest and related expenses in the three years ended December 31, 1998 and the nine months ended September 30, 1999. Increased debt has been incurred in connection with financing the operations of the Vantare and Vogue Divisions and in financing additional working capital requirements. In 1999, additional debt was incurred to finance construction of a sales and service center at the Company's Sanford, Florida location. Increased leverage and related expenses create risk to future operating results of the Company.

The Company continues to make progress in readying its hardware and software systems information technology (IT) and non-IT systems for the year 2000. Substantially all of these changes to hardware and software systems have been completed at a cost of approximately $70,000. An overall readiness test will be performed during the fourth quarter to ensure all the Company's hardware and software will work properly using year 2000 dates. The Company is continuing to contact vendors and customers to determine the status of their Year 2000 assessment and readiness programs. We are not aware of any significant problems that would adversely impact the Company or of any other material risk to the Company associated with Year 2000 issues. We are developing contingency plans to address potential hardware and software systems failures that may arise unexpectedly. We believe the most reasonably likely worst case Year 2000 scenario would be a decrease in the efficiency with which the Company is able to procure materials and supplies from vendors and produce its products and this could have an adverse effect on the Company's results of operations and financial condition if prolonged.

Liquidity and Capital Resources

During the first nine months of 1999, the Company's operations used net cash of $59,000, including $48,000 used by operating activities, $4,531,000 used by investing activities and $4,520,000 provided by financing activities.

Operating activities in the first nine months of 1999 used net cash of $48,000. Net income from operations provided cash of $3,600,000. This amount was increased by adjustments for depreciation and amortization of $1,736,000 million and decreased by other non-cash items in an aggregate amount of $475,000. Net changes in receivables, inventories and other working capital items used cash of $4,909,000. Inventories increased by $6,035,000 primarily to support an anticipated increase in motorcoach segment sales. Increased expenditures for working capital items may be required to support increased sales levels.

Investing activities in the first nine months of 1999 used net cash of $4,531,000, including $3,346,000 used for the expansion of the sales and service facility at the Company's location in Sanford, Florida as discussed further below, $1,262,000 used for other property improvements, and net of $77,000 provided from aircraft sale and purchase transactions.

Financing activities provided net cash of $4,520,000 including new borrowings of $932,000 for equipment and $2,929,000 related to the Sanford expansion, and a net increase of $1,910,000 in borrowings on the wholesale floor plan and revolving line of credit and $115,000 in aircraft debt and net other debt reductions of $1,426,000. The exercise of stock options provided cash of $60,000.

The Company has a working capital line of credit with its primary lender, Firstar Bank. This line has a borrowing limit of $23.0 million based on levels of eligible receivables and inventory and an interest rate of prime less .75% (7.5 percent at September 30, 1999). The maturity date of borrowings under this line is September 24, 2002, subject to renewal and extension. The agreement contains covenants that limit annual capital expenditures, total liabilities in relation to defined tangible net worth and total fixed charges in relation to defined EBITDA. Borrowings under the line are secured by substantially all assets of the Company. There was $16.1 million borrowed against this line as of September 30, 1999. The Company also has available through Firstar various term notes totaling $3 million as future borrowings for real estate projects and equipment. There was $932,000 borrowed on these notes at September 30, 1999.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $23.7 million for financing new and used motorcoaches held in inventory, with interest at prime (8.25% at September 30, 1999) on borrowed funds. This agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital. At September 30, 1999, $21.3 million was borrowed on this line.

In November 1998, the Company entered into a construction contract in the amount of $2.9 million for the development and construction of a sales facility on land near the Company's Sanford, Florida location. This project was expanded to include a service center, which together with the equipment and furnishings related to this entire facility increased the total cost of the project by an additional $1.5 million. These facilities were substantially completed in September 1999. Construction and long-term mortgage financing for this project totaling $5.2 million is being provided by First Union Bank on separate $4 million and $1.2 million notes. The interest rate on these notes is based on the one-month LIBOR rate plus 1.8 percent (7.2 percent at September 30, 1999). Interest only was payable on the $4.0 million note until July 1, 1999 when equal monthly installments of principal and interest began based on a 15 year amortization, until November, 2003 when the unpaid remaining balance is due. Amortization of the $1,200,000 note will be in equal monthly installments based on a sixty month repayment, beginning in November 1999. The Company has reduced the long-term risk related to unfavorable fluctuations in this floating interest rate by entering into an interest rate swap with First Union in a notional amount equal to the $4 million note, which fixed the effective rate on this note at 7.34 percent over a five year term. As of September 30, 1999, $3.6 million was borrowed on the $4 million note and there were no borrowings on the $1.2 million note.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels. Significant future growth of the Company may necessitate additional sources of financing if such funding cannot be arranged with the Company's current lenders. Such financing may be in the form of debt, debt with equity features or a secondary offering of common stock. No assurance can be given that such financing will be available to the Company.

As discussed in Note 2 to financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $14.1 million at September 30, 1999. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At September 30, 1999, the Company's maximum annual claim exposure under these programs is approximately $4 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.2 million in favor of the workers compensation claim administrator to guarantee payment of claims.

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

In June, 1999, the Company entered into an operating lease for an aircraft with Clement Enterprises, Inc., a Company owned by certain shareholders. In September, the Company exercised an option to purchase this aircraft at cost from Clement Enterprises, and assumed underlying indebtedness with a bank in the same amount.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Featherlite is exposed to market risks related to changes in U.S. and International interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. As of December 31, 1998 and September 30, 1999, the fair value of interest rate swaps was not material. A 25 basis point increase in interest rates would reduce the Company's future income before income taxes by approximately $126,000 at current levels of debt.

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  See Exhibit Index on Page 18 following signatures.

         (b) Form 8-K. The Registrant filed one Form 8-K during the three months ended September 30, 1999 to report a change in the Registrant's certifying accountant.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEATHERLITE, INC.
                                        (Registrant)



Date:  November 12, 1999                /S/ CONRAD D. CLEMENT
                                        Conrad D. Clement
                                        President & CEO



Date:  November 12, 1999                /S/ JEFFERY A. MASON
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10Q
                        Quarter Ended September 30, 1999


Exhibit No.                   Description

10.1          Agreement with Clement Enterprises to Purchase Aircraft

27            Financial Data Schedule (filed in electronic format only)