Form 10-K405
period 1999-12-31
FEATHERLITE INC
filed 2000-03-28
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File No.:  0-24804
December 31, 1999

                                FEATHERLITE, INC.
             (Exact Name of Registrant as Specified in its Charter)

    Minnesota                                               41-1621676
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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 2000, was $12,113,000 (based on the last sale price of the registrant's Common Stock on such date).

Shares of without par value Common Stock outstanding at March 7, 2000: 6,510,104

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated Part of this Form 10-K: (1) Annual report to shareholders for the fiscal year ended December 31, 1999 - Part II; (2) Proxy statement for 2000 Annual Meeting - Part III.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

         Featherlite, Inc. (formerly Featherlite Mfg., Inc.) was organized by current management as a Minnesota corporation in 1988 to acquire the assets of a non-affiliated business which manufactured trailers since the early 1970s under the FEATHERLITE(R) brand name. The Company designs, manufactures and markets over 400 models of both custom made and standard model specialty aluminum and steel trailers primarily through a network of over 240 full-line dealers located in the United States and Canada.

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

         The Company began manufacturing and marketing a custom luxury motorcoach in 1996 primarily through the acquisition of the assets of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. Entry into the luxury motorcoach market was consistent with Featherlite's long-term growth strategy of product diversification. These motorcoaches were marketed under the trade name "VANTARE by Featherlite(R)" and Featherlite VogueTM. Beginning in 1999, these motorcoaches are being marketed under the trade names Featherlite VantareTM Featherlite VogueTM and Featherlite Luxury CoachesTM.

         Management believes that the Company's non-acquisition related growth is being caused by overall market expansion, particularly in uses related to entertainment and leisure. Demand for the Company's products is being significantly driven by the lifestyles, hobbies and events that are important to Featherlite's target customers. Growth in those product and service categories which could use or require a high quality specialty trailer is creating increased demand for the Company's products. Those categories and uses include pickup trucks, sport utility vehicles, all-terrain-vehicles, personal watercraft and snowmobiles; auto races, classic car shows and motorcycle rallies; hobby farming and raising and showing horses; art and craft fairs and expositions; and vending trailers for selling crafts, food and other concessions, such as T-shirts or novelty items. Examples of other users of the Company's trailers include lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable. The number of affluent retirees and business owners who represent the target market for luxury motorcoaches produced by Featherlite is continuing to grow at a healthy pace.

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

         The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite's designation as the "Official Trailer" of NASCAR, CART, NHRA, IRL, ARCA, ASA, World of Outlaws, the Indianapolis Motor Speedway and Speedway Motor Corporation's five race tracks. Featherlite has an association with the All American Quarter Horse Congress, the National Western Livestock Show and Rodeo, United States Team Roping Competition, Professional Bull Riders, Black Hills Livestock Show and the National High School Finals Rodeo. The Company's luxury motorcoach is the "Official Coach" of NASCAR, NHRA, IRL and Sportscar.

Specialty Trailer and Motorcoach Industry

         The Company operates in two principal industries and business segments: specialty trailers and motorcoaches, as discussed in the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1999 which is incorporated herein by reference.

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

Motorcoach Industry

         Bus conversion motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $400,000 to $1,000,000 or more. These motorcoaches are primarily converted from a bus shell for conversions that is purchased and completed to provide an interior area designed to the customer's specifications. It has been estimated that this segment of the RV market experienced more than a 30% growth between 1990 and 1994 and this growth is expected to continue in the future. A large part of the target market, the 45 to 64 age group, is expected to grow for the next decade. Sales of these vehicles will be boosted because this group is expected to retire earlier and have a greater affluence than previous generations. The Company believes that there are presently seven or more companies in this industry.

Products and Services

         The Company's primary business activity is the manufacture and sale of specialty aluminum trailers under the FEATHERLITE(R) brand name. In 1996, the Company began manufacturing and marketing a custom motorcoach under the name "VANTARE BY FEATHERLITE(R)". In 1998, the Featherlite Vogue brand of motorcoaches was added when the Company purchased the assets of Mitchell Motorcoach Sales, Inc. These motorcoaches are now marketed under the trade names FEATHERLITE VANTARETM, FEATHERLITE VOGUETM and FEATHERLITE LUXURY COACHESTM. In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL(R) series (formerly Econolite) and DIAMOND D(R) brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. Rework and warranty services are also provided for Company-built trailers at the Company's facilities and dealer locations. For 1999, approximately 95% of the Company's revenues were derived from trailer and motorcoach sales.

         The following data illustrate the percentage of the Company's net sales in 1997, 1998 and 1999 (dollars in thousands):


                                                    Years ended December 31,
                                  ----------------------------------------------------------------------------------
                                           1997                        1998                          1999
                                  ----------------------         ----------------------        ---------------------
                                  Amount         Percent         Amount         Percent        Amount        Percent
                                  ------         -------         ------         -------        ------        -------
         Trailers                $ 93,608          69.6%      $ 106,409          55.7%      $ 108,961         48.2%

         Motorcoaches              34,355          25.6%         76,522          40.1%        105,890         46.8%

         Other                      6,424           4.8%          7,943           4.2%         11,257          5.0%
                                 --------        -------      ---------         ------      ---------        ------
         Net Sales               $134,387         100.0%      $ 190,874         100.0%      $ 226,108        100.0%
                                 --------        -------      ---------         ------      ---------        ------



         Trailers

         The Company is unique among trailer manufacturers because of the many types of trailers it makes. The Company's FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company's primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE(R) brand trailers, which are "all aluminum" with the exception of steel axle and hitch parts, enjoy a premier image in the industry. Sales of FEATHERLITE(R) brand trailers currently represent approximately 90% of the Company's total trailer sales. FEATHERLITE-STL(R) series and DIAMOND D(R) brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

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

         In addition to custom designed trailers, the Company manufactures standard model trailers for inventory which are available for immediate delivery to dealers. In an industry consisting primarily of manufacturers who custom build trailers, the Company's introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 57% of the Company's total trailer sales. The Company's dealer network has enthusiastically endorsed and supported the standard model concept.

         Retail prices for the Company's standard aluminum model trailers range from approximately $1,200 for the least expensive snowmobile trailer to over $300,000 for a custom built race car transporter and hospitality trailer. Representative FEATHERLITE(R) aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer.

Motorcoaches

         The Company offers different motorcoach body styles based on the XL and the H models made by a single bus shell manufacturer (Prevost Car Company). Even though the "H" body style is much taller and the layout is considerably different than a typical XL motorcoach, it has become the most popular model requested by customers. The Company offers a "slide-out" model which expands the livable space within the motorcoach. With the addition of the Featherlite Vogue(R) brand, the Company also offers a high quality Class A series motorcoach, a living unit entirely constructed on a specially designed motor vehicle chassis. The Company will be introducing two new luxury coach models to its Featherlite Vogue line in the second half of 2000.

         The Company's goal is to produce the best performing and most reliable coach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts which were previously developed by Vantare International, Inc. when it was in the business of building yachts.

         About two-thirds of the coaches are built to specific customer order from selected options. The remainder are motorcoaches which are built for demonstration at particular shows or events and resale purposes. Retail prices range from about $400,000 to $1,000,000 or more. There is a risk that certain of the coaches built on a speculative basis may not be sold on a timely basis and at normal profit margins. This may require additional working capital investment and incur additional interest and inventory carrying costs and have an adverse impact on operating results.

         The Company also sells used motorcoaches which are taken as trade-ins from customers on new coaches or on a consignment basis. Repair services are provided for coaches of customers and others at the Vantare facility in Sanford, Florida and the Vogue facility in Pryor, Oklahoma, as well as at a Company service center in Mocksville, North Carolina and Cresco, Iowa.

Other Business Activities

         In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and coach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 1999 delivered approximately 55% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly-owned subsidiary of the Company, conducts such aircraft dealer activities. Featherlite Aviation Company normally holds for resale two used aircraft although it only held one at December 31, 1999. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft create risks to the Company and its operating results. The Company maintains liability insurance policies relating to its aircraft in an amount it believes to be adequate, but there is no assurance that its coverage will continue to be available at an acceptable price or be sufficient to protect the Company from adverse financial effects in the event of claims. Gains on aircraft sales are included in the "Other income" caption in the Company's Consolidated Statements of Operations. The Company's other business activities, excluding aircraft, in the aggregate, accounted for approximately 4.8%, 4.2% and 5.0% of the Company's net sales for 1997, 1998 and 1999, respectively. These activities are included as part of the trailer and motorcoach segments in Note 12 to the Company's Consolidated Financial Statements.

Marketing and Sales

         Dealer Network

         The Company markets its products primarily through a network of over 240 full-line dealers and a number of limited-line dealers located in the United States and Canada, and one distributor serving Alberta and British Columbia, Canada. Dealers typically handle only a portion of the entire FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) product lines and may sell other steel trailer brands. Featherlite dealers are not prohibited by their agreements with the Company from selling other brands of aluminum trailers but generally do not do so. No single dealer represents more than 10% of the Company's net sales. The Company's top 50 dealers accounted for approximately 50% of the Company's net trailer sales for 1997, 1998 and 1999. For these periods, 78% or more of the Company's trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily drop deck trailers, specialty trailers and race car transporters. For these periods, approximately 97% of the number of units sold were sold by the dealer network.

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

         Substantially all motorcoaches are sold directly by Company personnel to end user customers. In 1999, the Company established an exclusive relationship with a dealer in seven Western states for sale of FEATHERLITE VOGUETM 5000 line of luxury motorcoaches In September, 1999 the Company opened a new sales and service center in Sanford, Florida, supporting all the and FEATHERLITE LUXURY COACHTM product line. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARETM and FEATHERLITE VOGUETM motorcoaches.

Financing

         A substantial portion of the Company's sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with NationsCredit Commercial Corporation, Deutsche Financial Services Corp. (formerly ITT Commercial Finance Corp.), Bombardier Capital, Green Tree Financial Servicing Corporation and TransAmerica Commercial Finance Corp. to provide trailer floor plan financing for its dealers. Green Tree Financial Servicing Corporation and Featherlite Credit Corporation, a corporation owned by certain of the Company's officers and directors, provides retail financing to end user customers of the Company's dealers. Under these floor plan arrangements, the Company is required in certain circumstances to repurchase for the remaining unpaid balance, including finance charges plus costs and expenses, any repossessed trailers financed through such arrangements. Although the Company has not been required to make any significant payments or repurchases to date (approximately $600,000 in 1999), there can be no assurance that such obligations will not, in the future, adversely impact the Company. There is no recourse to the Company on these retail financing arrangements.

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

         An example of the Company's specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the "Official Trailer" of NASCAR, CART, NHRA, IRL ARCA, ASA, NHRA, World of Outlaws, the Indianapolis Motor Speedway and Speedway Motor Corporations race tracks and the "Official Coach" of NASCAR, IRL, NHRA and Sportscar. Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour. The 1999 NASCAR Featherlite Southwest Tour is comprised of nineteen events in various cities in Arizona, California, Utah, New Mexico, Nevada and Colorado. The NASCAR Featherlite Modified Tour schedule takes place primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, Automobile Racing Club of America ("ARCA"), IndyCar, nostalgic, sprint car, off road, powerboat, motorcycle and motocross.

         In addition to the racing industry, the Company sponsors or is associated with the All American Quarter Horse Congress, the Professional Bull Riders Association, United States Team Roping Championship, Appaloosa Horse Club, United States Combined Training Association, Scottsdate Arabian Horse Show, National High School Rodeo Association and the National Western Livestock Show as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company's dealers attend approximately 1,200 to 1,400 such events each year.

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


Trailer Types                                 Principal Competitors' Brands
-------------                                 -----------------------------
Horse and Livestock......................     4 Star, Barrett, Sooner, Wilson, Sundowner, Kiefer Built,  W-W, Exiss

Utility..................................     Wells Cargo, PACE, Haulmark

Car Trailers and
Race Car Transporters....................     HighTech, Competition, Concept, Wells Cargo, Haulmark, PACE, Sooner


Competition - Motorcoaches

         The motorcoach industry is highly competitive, particularly in XL and high-end Class A models, with seven or more manufacturers. Featherelite Vantare is the dominant producer of H model bus conversion coaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The brand names of the Company's principal competitors in this industry, all of which are located domestically, include, among others: Marathon, Liberty, Country Coach, Angola, Monaco, and Custom.

Manufacturing

         The Company manufactures substantially all of its trailers at plants located in Cresco, Nashua and Shenandoah Iowa. It has an agreement with one other company to manufacture certain trailers. Under the agreements, the Company supplies trailer materials and specifications to those manufacturers. The manufacturers, which are prohibited from manufacturing trailers for any other entities without Featherlite's consent, cover labor and overhead expenses and manufacture the trailers for contractually agreed upon prices. Such trailers constituted less than 1% of net trailer sales for 1999.

         Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company's business, fluctuate daily in the open market. The Company has obtained fixed price contracts from suppliers for 2000 to reduce the risk related to fluctuations in the cost of aluminum. There is a risk to future operating results if the Company is unable to obtain fixed contracts to reduce the effect of fluctuations in the price of aluminum.

         The Company presently purchases substantial amounts of aluminum extrusions from three major suppliers, Alumax Extrusions Inc., Tifton Aluminum and Easco Aluminum, and the majority of its sheet metal from two large suppliers, Reynolds Aluminum Co. and Samuel Whittar. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with suppliers to fill a substantially all of its projected needs for aluminum in 2000. In the event that one or more of the Company's suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company's production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. The Company has never been unable to obtain an adequate supply of raw materials. Increases in prices of aluminum and other supplies may adversely affect margins on the Company's products.

         In addition to obtaining long-term contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would "lock in" the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company's actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company's product.

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

         The Company purchases its motorcoach shells from one manufacturer, Prevost Car Company, Inc. of Sainte-Claire, Quebec, Canada, although the Company could purchase certain shells from other manufacturers. The Company does not have any long or short-term manufacturing contracts with Prevost. However, the Company provides Prevost with its estimated yearly motorcoach requirements. Once Prevost releases an order to production, Prevost becomes obligated to fill the order and the Company becomes obligated to take delivery of the order. In the event Prevost was unable to deliver motorcoach shells to the Company, the Company's revenues and profits could be materially and adversely affected.

         The Company purchases engines and transmissions from local dealers. The Company does have an informal commitment from the dealers for sufficient transmissions and engines to meet projected requirements for 2000. In the event the dealers are unable to deliver engines and transmissions to the Company, the Company's revenues and profits could be materially and adversely affected.

Backlog

         At December 31, 1999 the Company had unfilled confirmed orders from its customers in the amount of approximately $33 million, including $17 million in motorcoach orders, compared with $31 million, including $19 million in motorcoaches, at December 31, 1998. All orders in backlog at December 31, 1999 are expected to be filled during 2000.

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

Patents and Trademarks

         The Company has registered FEATHERLITE(R) as a trademark for use in conjunction with trailers in the United States, Canada and Germany. It has also requested this trademark for a variety of promotional items. In general, such registrations are effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL(R) series. In October 1995, the Company acquired the rights to the DIAMOND D(R) trademark and has registered it as a trademark in the United States and has a trademark application pending in Canada. In 1993, the Company purchased the rights to two design patents, which expired in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has obtained certain trailer design and utility patents relating to race car transporters, snowmobile trailers and horse trailers.

         The Company has a United States trademark for "VANTARE BY FEATHERLITE(R)" for use in conjunction with motorcoaches and yachts in the United States and is in the process of filing for and FEATHERLITE VOGUE(TM) for motorcoaches in the United States. The Company is also in the process of registering two new trademarks, "FEATHERLITE VANTARE(TM)" and "FEATHERLITE LUXURY COACHES(TM", for motorcoaches in the United States.

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

Employees

         As of December 31, 1999, the Company had 1,797 employees, of whom 1,773 are full-time and 24 are part-time as follows: Production and production support
- 1,611, Sales and Marketing - 75, and Administration - 111.

         The Company is not a party to any collective bargaining agreement and believes that it has good working relationships with its employees.

         The Company's success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer. The loss of Mr. Clement's services could have a material adverse effect on the Company's business and development. There can be no assurance that an adequate replacement could be found for Mr. Clement in the event of his departure. The Company does not carry any key man life insurance on any of its officers or employees.

         The Company has two separate agreements with Iowa community colleges which provided the Company approximately $870,000 for job training purposes over a period from 1992 to 1999. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company's Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

Cautionary Statements

         Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite's actual results and could cause Featherlite's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "estimate," "intend," "may," "could," "will," and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements.

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

The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM 2   PROPERTIES

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

         The Company has production and warehouse facilities in Cresco, Nashua and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet including a 140,000 square foot expansion completed in March 1995 and a 20,000 square foot expansion in 1998. Three buildings, totaling approximately 156,000 square feet of Company owned space and 30,000 square feet of leased space, are used for production of trailers and fabrication of components. A 58,000 square foot building is used, pursuant to a lease, for custom interior finishing and a 14,000 square foot building, which the Company owns, is used for storage of raw materials. In 1998, the Company indefinitely deferred plans to build a warehouse facility for raw material storage at its Cresco location. This project which would add approximately 80,000 square feet of manufacturing and warehouse space, is now being reconsidered for commencement near the end of the year 2000 at a cost of approximately $3,000,000, including equipment.

         The Shenandoah facilities include a 117,000 square foot manufacturing facility purchased in October 1995 in connection with the DIAMOND D(R) acquisition. The Company-owned Nashua facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant/office building. In 1998, the Company sold two of the three buildings owned in Grand Meadow, Minnesota that were used as the Company's corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. The Company currently is attempting to sell the remaining Grand Meadow facility which consists of about 11 acres of land and a small warehouse facility.

         In July 1996, the Company acquired office and production facilities and other assets of Vantare International, Inc. in Sanford, Florida. This facility includes approximately 55,000 square feet of production and office space and is used for the manufacture of luxury motorcoaches. This facility is owned by Seminole Port Authority and is being leased by the Company under the terms of an operating lease which expires in 2007. These facilities were expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. In 1997, vacant land near the Vantare facilities was purchased for future expansion and in October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project including land and development costs was approximately $5.5 million.

         In September 1996, the Company leased property in Mocksville, North Carolina, under the provisions of an operating lease which has an initial term of ten years with options to extend the initial term up to ten years. These facilities are being used to provide service for Featherlite trailers and transporters and for the retail sale of Featherlite luxury coaches.

         In May, 1998, the Company acquired office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma. (See Note 11 to consolidated financial statements). This facility includes approximately 150,000 square feet of production and office space and is used to manufacture luxury motorcoaches. It is owned by Oklahoma Ordnance Works Authority and is being leased to the Company under the terms of an operating lease which expires in March, 2011.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company:


      Name of
 Executive Officer       Age    Present Position with Company
 -----------------       ---    -----------------------------
  Conrad D. Clement      56     President, Chief Executive Officer and Director

  Jeffery A. Mason       59     Chief Financial Officer and Director

  Tracy J. Clement       33     Executive Vice President and Director

  Gary H. Ihrke          53     Vice President of Operations & Secretary

  Eric P. Clement        30     Vice President of Sales

  Steven J. Sheldon      49     Vice President of  Specialty Transporters

  Larry D. Clement       54     Treasurer

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Corporate Information" and "Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by Item 7A is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Except for the reports the Company' current independent public accountants and previous independent auditors, which are set forth below, the information required by Item 8 is incorporated herein by reference to the consolidated financial statements and notes thereto which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Featherlite, Inc.

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. ( a Minnesota corporation) and subsidiary as of December 31, 1999 and the related statements of operations, shareholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                               ARTHUR ANDERSEN  LLP

Minneapolis, Minnesota,
February 4, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Featherlite, Inc.
Cresco, Iowa

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          McGLADREY AND PULLEN, LLP

Rochester, Minnesota
February 8, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required in Item 9 is incorporated by reference to Item 4 of the Form 8-K report filed August 17, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors"and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report:

             (1) Consolidated Financial Statements:

                                                                           Page
                 Report of Independent Pubic Accountants....................15
                 Report of Independent......................................16
                 Balance Sheets at December 31, 1999 and 1998................*
                 Statements of Operations for each of the years
                  ended December 31, 1999, 1998 and 1997.....................*
                 Statements of Cash Flows for each of the years
                  ended December 31, 1999, 1998 and 1997.....................*
                 Statements of Shareholders' Investment for each
                  of the years ended December 31, 1999, 1998 and 1997........*
                 Notes to Consolidated Financial Statements..................*

             (2) Financial Statement Schedules:  None

             (3) Exhibits. See Exhibit Index on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

--------------

* Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, portions of which are included with this Form 10-K as Exhibit 13.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FEATHERLITE, INC.

                                          By:/s/ Conrad D. Clement
                                          Conrad D. Clement
Date:  March 23, 2000                     President and Chief Executive Officer

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


Signature                 Title                       Date

/s/ Conrad D. Clement     President, Chief            March 23, 2000
Conrad D. Clement         Executive Officer and
                          Director (Principal
                          Executive Officer)

/s/ Jeffery A. Mason      Chief Financial Officer     March 23, 2000
Jeffery A. Mason          and Director (Principal
                          Financial and Accounting
                          Officer)

/s/ Tracy J. Clement      Executive Vice President    March 23, 2000
Tracy J. Clement          and Director

/s/ Donald R. Brattain    Director                    March 23, 2000
Donald R. Brattain

/s/ Thomas J. Winkel      Director
Thomas J. Winkel                                      March 23, 2000

/s/ Kenneth D. Larson     Director                    March 23, 2000
Kenneth D. Larson

/s/ Terry E. Branstad     Director                    March 23, 2000
Terry E. Branstad

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  EXHIBIT INDEX
                                       TO
                         FORM 10-K FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                            -------------------------

                                FEATHERLITE, INC.

EXHIBIT
NUMBER                      DESCRIPTION
-------  -----------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization dated May 8, 1998 with Mitchell Motorcoach Sales, Inc.-- incorporated by reference to Exhibit 10.10 to Company's 10-Q for the quarter ended June 30, 1998*

2.2 Amendment to Agreement between the Company and Mitchell Motorcoach Sales, Inc. dated December 31, 1998--incorporated by reference to
         Exhibit 2.2 to the Company's 10K for the year ended December 31, 1998*

3.1 The Company's Articles of Incorporation, as amended-- incorporated by reference to Exhibit 3.1 to Company's 10-Q for the quarter ended March 31, 1998*

3.2      The Company's Bylaws, as amended-- incorporated by reference to Exhibit
         3.2 to Company's S-1 Registration Statement, Reg. No. 33-82564*

4.1 Specimen Form of the Company's Common Stock Certificate-- incorporated by reference to Exhibit 4.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

10.1 Agreements with Western Extrusions for aluminum purchases for the year 2000-- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended March 31, 1999*

10.2 Agreement with Edgcomb Metals for aluminum purchases for the year 2000 -- incorporated by reference to Exhibit 10.2 to Company's 10-Q for the quarter ended March 31, 1999*

10.3 Agreement with Reynolds Aluminum Supply Company-- incorporated by reference to Exhibit 10.3 to Company's 10-Q for the quarter ended March 31, 1999*

10.4     Agreement with Vincent Metal Goods--incorporated by reference to
         Exhibit 10.4 to Company's 10-Q for the quarter ended March 31, 1999*

10.5 Agreements with Aluminum Shapes for aluminum purchases for the year 2000 -- incorporated by reference to Exhibit 10.5 to Company's 10-Q for the quarter ended March 31, 1999*

10.6 Agreement with Reynolds Aluminum Supply Company-- incorporated by reference to Exhibit 10.6 to Company's 10-Q for the quarter ended March 31, 1999*

10.7 Revolving Loan and Security Agreement with Firstar Financial Services, Division of Firstar Bank, Milwaukee, Wisconsin-- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended September 30, 1998*

10.8 Amendment to Revolving Loan and Security Agreement between the Company and Firstar Financial Services dated February 8, 1999-- incorporated by reference to Exhibit 10.8 to Company's 10-K for the year ended December 31, 1998*

10.9 **1994 Stock Option Plan, including Form of Incentive Stock Option Agreement -- incorporated by reference to Exhibit 10.2 to Company's S-1 Registration Statement, Reg. No. 82564*

10.10 Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College-- incorporated by reference to Exhibit
         10.10 to Company's S-1 Registration Statement, Reg. No. 33-82564*

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

10.17 **Amendment to 1994 Stock Option Plan dated May 14, 1996 -- incorporated by reference to Exhibit 10.23 to Company's 10-K for the fiscal year ended December 31, 1996*

10.18 Construction Loan Agreement, dated November 30, 1998 between the Company and First Union Bank--incorporated by reference to Exhibit
         10.18 to the Company's 10-K for the year ended December 31, 1998*

10.19 Real Estate Promissory Note, dated November 30, 1998 in the amount of $4,000,000 to First Union Bank--incorporated by reference to Exhibit
         10.19 to the Company's 10-K for the year ended December 31, 1998*


------------
* Incorporated by reference to a previously filed document or report (File # 0-24804, unless otherwise indicated).
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K

10.20 Swap Transaction Confirmation dated November 30, 1998 between the Company and First Union Bank incorporated by reference to Exhibit 10.20 to the Company's 10-K for the year ended December 31, 1998*

10.21 Lease Agreement with Clement Enterprises for Rental of Aircraft-incorporated by reference to Exhibit 10.1 to Company's Form 10Q for the quarter ended June 30,1999

10.22 Agreement with Clement Enterprises to Purchase Aircraft- incorporated by reference to Exhibit 10.1 to Company's Form 10Q for the quarter ended September 30, 1999


10.33 Amendment dated January 5, 2000 to Revolving Loan and Security Agreement between Firstar Financial Services and the Company

10.34 Mortgage and Security Agreement dated October 15, 1999 between the Company and First Union National Bank in the amount of $1,140,640.

13 Portions of annual report to shareholders for the fiscal year ended December 31, 1999 incorporated by reference in this Form 10-K

21       Subsidiaries of the Company:

                                                State of
                    Name                       Incorporation

             Featherlite Aviation Company        Minnesota

23.1     Consent of Arthur Andersen LLP

23.2     Consent of McGladrey & Pullen, LLP

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