Form 10-Q
period 2000-03-31
FEATHERLITE INC
filed 2000-05-10
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to _____________________

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

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       6,535,104 Shares as of May 3, 2000

                                FEATHERLITE, INC.

                                      INDEX



                                                                        Page No.

Index . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Part I.  Financial Information:

 Item 1.  Consolidated Financial Statements (Unaudited)

   Condensed Consolidated Balance sheets
   March 31, 2000 and December 31, 1999. . . . . . . . . . . . . . . . . .   3

   Condensed Consolidated Statements of Income
   Three Month Periods Ended March 31, 2000 and 1999 . . . . . . . .  . . .  4

   Condensed Consolidated Statements of Cash Flows
   Three Month Periods Ended March 31, 2000 and 1999  . . . . . . . . . . .  5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .   6

 Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations . . . . . . . . . . . . .   9

 Item 3. Quantitative & Qualitative Disclosures about Market Risk . . . . . 12

Part II. Other Information:

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  13

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Consolidated Balance Sheets
              (Unaudited)
              (In thousands)


                                                                                     March 31,            December 31,
                                     ASSETS                                            2000                  1999
                                                                                       ----                  ----

Current assets
  Cash                                                                           $      350             $      248
  Receivables                                                                        12,908                  8,915
                                                                                   --------                -------
  Inventories
    Raw materials                                                                    12,620                 14,195
    Work in process                                                                  20,443                 21,476
    Finished trailers/motorcoaches                                                   41,427                 38,961
                                                                                   --------                -------
    Total inventories                                                                74,490                 74,632
                                                                                   --------                -------

  Prepaid expenses                                                                    1,629                  1,547
  Deferred taxes                                                                      1,362                  1,159
                                                                                   --------                -------
  Total current assets                                                               90,739                 86,501
                                                                                   --------                -------

Property and equipment,net                                                           20,205                 19,880

Goodwill and other assets, net                                                       13,454                 13,403
                                                                                   --------                -------
                                                                                  $ 124,398             $  119,784
                                                                                   ========                =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                            $   1,872             $    1,770
  Other notes payable                                                                21,079                 22,919
  Accounts payable                                                                   22,907                 18,664
  Accrued liabilities                                                                 6,624                  6,405
  Customer deposits                                                                   7,776                  4,678
                                                                                   --------                -------
Total current liabilities                                                            60,258                 54,436

Long-term debt, net of current maturities                                            28,514                 30,563

Other long term liabilities                                                           1,098                  1,059

Commitments and contingencies (Note 5)

Shareholders' equity                                                                 34,528                 33,726
                                                                                   --------                -------
                                                                                  $ 124,398             $  119,784
                                                                                   ========                =======

See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Income
              (Unaudited)
              (In thousands, except for per share data)



                                                                     Three months Ended
                                                                           March 31,
                                                                       ----------------
                                                                      2000             1999
                                                                      ----             ----
Net sales                                                        $    69,404       $   59,422
Cost of sales                                                         58,894           49,725
                                                                  ----------         --------
  Gross profit                                                        10,510            9,697
Selling and administrative expenses                                    8,703            6,635
                                                                  ----------         --------
  Income from operations                                               1,807            3,062
Other income (expense)
  Interest                                                            (1,077)          (  897)
  Gain on aircraft and property sales                                    105              211
  Other, net                                                             234              217
                                                                  ----------         --------
Total other expense                                                   (  738)          (  469)
                                                                  -----------        ---------
Income before income taxes                                             1,069            2,593
  Provision for income taxes                                             417            1,050
                                                                  ----------         --------
Net income                                                        $      652       $    1,543
                                                                  ==========         ========

Net income per share - basic and diluted                          $     0.10       $     0.24
                                                                  ----------         --------

Average common shares outstanding-basic                                6,535            6,501
                                                                  ----------         --------

Average common shares outstanding-diluted                              6,535            6,506
                                                                  ----------         --------


See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Cash Flow
              (Unaudited)
              (In thousands)


                                                                                     Three months Ended
                                                                                          March 31
                                                                                     -------------------
                                                                                    2000            1999
                                                                                    ----            ----

Cash provided by (used for) operating activities
  Net income                                                                       $    652       $  1,543
  Depreciation & amortization                                                           688            571
  Other non cash adjustments, net                                                       (35)          (380)
  Increase in working capital, net                                                    3,354          1,005
                                                                                   --------       --------
    Net cash provided by operating activities                                         4,659          2,739
                                                                                   --------       --------
Cash provided by (used for) investing activities
  Purchases of property and equipment, net                                           (  867)        (  994)
  Proceeds from sale of aircraft and other property, net                                 96          3,969
                                                                                   --------       --------
    Net cash used for investing activities                                           (  771)        (2,985)
                                                                                   --------       --------
Cash provided by (used for) financing activities
  Change in short term debt                                                          (1,840)         1,759
  Change in long term debt                                                           (1,946)        (7,374)
                                                                                   --------       --------
   Net cash used for financing activities                                            (3,786)        (5,615)
                                                                                   --------       --------
   Net cash increase for period                                                         102            109
Cash balance, beginning of period                                                       248            188
                                                                                   --------       --------
Cash balance, end of period                                                        $    350       $    297
                                                                                   ========       ========



See notes to consolidated financial statements

                                FEATHERLITE,INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 1999 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months ended March 31, 2000 and 1999. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1999.

Note 2: Goodwill and Other Assets

During the three month period ended March 31, 2000, an aircraft was purchased at a cost of $2.9 million and subsequently resold for $3.0 million, with a gain of $105,000 realized on the sale. During the three month period ended March 31, 1999, an aircraft with a cost of $3.9 million was sold and a gain of $200,000 realized.


Note 3:  Income taxes

The Company is the subject of an Internal Revenue Service examination for the years ended December 31, 1995, 1996 and 1997. The IRS has proposed adjustments related to the treatment of various incentive grants received in connection with the Company's building expansion in prior years. The Company believes its position is valid and intends to vigorously defend it. No assurance can be given that the Company will be successful in sustaining its treatment of these grants. Any additional tax due will result in the reclassification of a recorded income tax liability from deferred to current.

Note 4: Financing Arrangements

In March 2000, the Company's line of credit with Deutsche Financial Services Corporation (DFS) on new and used motorcoach products was increased from $23.7 million to $30 million. The Wholesale Financing Agreement with DFS was also amended to change the minimum current ratio to be maintained by the Company. DFS waived the Company's compliance with this minimum current ratio at March 31, 2000.

Note 5: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $14.8 million at March 31, 2000 and $14.5 million at December 31, 1999. During the three months ended March 31, 2000, the Company was required to make repurchases totaling $72,000.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $4.0 million, including $1.6 million accrued for estimated unpaid claims at March 31,2000, and $1.3 million at December 31, 1999. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guaranty settlement of claims.

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

The Company has obtained fixed price commitments from certain suppliers for a substantial portion of its expected aluminum requirements in 2000 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company's trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

The Company has a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project that may be completed in 2000. This expansion would be financed with new borrowings from banks or other financial institutions.


Note 6: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands)
                                                        Mar. 31,    Dec. 31,
                                                          2000       1999
                                                          -----      -----
Common stock - without par value;
   Authorized-  40 million shares;
   Issued-      6,535 shares at Mar.31,2000
                6,510 shares at Dec.31,1999             $ 16,595     $16,445
Additional paid-in capital                                 4,062       4,062
Retained earnings                                         13,871      13,219
                                                        --------     -------
         Total Shareholders' equity                     $ 34,528     $33,726
                                                        ========     =======

In 2000, the Company issued an additional 25,000 shares of common stock to the former owner of Vantare International, Inc. These additional shares were earned under the terms of the purchase agreement for this 1996 asset acquisition for the achievement of defined earnings levels through December 31, 1999. An additional 50,000 shares may still be earned under this agreement based on the performance of the Vantare Division through December 31, 2000. Goodwill related to this acquisition was increased by $150,000 for this stock issue.

Note 7: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 556,160 shares at March 31,2000 and 536,160 at December 31,1999. These options were granted at prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 20,000 shares have been granted in 2000. No options were exercised or forfeited during the three months ended March 31, 2000.

Note 8: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                     2000         1999
                                                     ----         ----
Net income available to common shareholders         $ 652       $ 1,543
                                                    -----       -------
Weighted average number of shares outstanding-
basic                                               6,535         6,501

Dilutive effect of stock options                        -             5
                                                    -----        ------
Weighted average number of shares outstanding-
dilutive                                            6,535         6,506
                                                    -----        ------
Net income per share - basic and diluted            $ .10       $   .24
                                                    -----        ------
Note 9: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Management evaluates the performance of each segment based on income before income taxes.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before income taxes and assets are as follows for the three month periods ended March 31, 2000 and 1999 (in thousands):

                                                                           Corporate and
                                        Trailers         Motorcoaches         other            Total
                                        --------         ------------      --------------      -----
2000
Net sales to unaffiliated customers    $  35,020           $  34,384          $      -        $ 69,404
Income (loss) before income taxes          2,556              (1,306)             (181)          1,069
Identifiable assets                       40,167              76,735             7,496         124,398

1999
Net sales to unaffiliated customers    $  30,510           $  28,912          $      -        $ 59,422
Income (loss) before income taxes          2,145                 508               (60)          2,593
Identifiable assets                       41,469              58,964             6,948         107,381

                                       8

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion pertains to the Company's results of operations and financial condition for the three-month periods ended March 31, 2000 and 1999.

Results of Operations

         Three months ended March 31, 2000 and 1999

On a consolidated basis, the Company's net income for the first quarter ended March 31, 2000, was $652,000 or 10 cents per diluted share, compared with $1.5 million, or 24 cents per diluted share, in the first quarter of 1999.

Net sales for the quarter increased by 16.8 percent to $69.4 million in 2000 compared with $59.4 million in 1999. This increase included a 14.8 percent increase in sales of specialty trailers and transporters, which were up in all categories except commercial trailers. In particular, livestock trailer sales, which had been depressed since the fall of 1998, were up 68 percent. Motorcoach segment sales were up 18.9 percent, including an increase of 11 percent in sales of new bus conversion coaches and a 38 percent increase in sales of used coaches.

Gross profit margin increased by $813,000 to $10.5 million in the first quarter of 2000 from $9.7 million in 1999. As a percentage of sales, gross profit margin for the quarter was 15.1 percent compared to 16.3 percent in 1999. This decline reflects lower margins realized on sales in the luxury motorcoach segment. Trailer margins were 90 basis points higher than 1999 due to the favorable impact of reduced aluminum costs and improved labor and overhead utilization. Motorcoach gross profit margins declined by almost 300 basis points as lower margins realized on new motorcoach sales due to higher than expected conversion costs more than offset the higher margins realized from increased prices on sales of used units.

Selling and administration expenses increased in 1999 by $2.1 million, a 31.2 percent increase over 1999. As a percentage of sales, these expenses increased to 12.5 percent in 2000 from 11.2 percent in 1999. Trailer segment expenses increased by 26 percent due in part to higher trailer delivery costs, which are included in this category, reflecting higher fuel costs. Motorcoach segment expenses increased by 37 percent due mainly to increased marketing personnel and selling costs.

Interest expense increased in 2000 compared to 1999 due to higher levels of debt in 2000 and a higher interest rate.

Income before taxes (IBT) deceased by $1.5 million in the first quarter of 2000 compared to this quarter last year. This decrease reflects an increase in trailer segment IBT of almost $400,000 and a decline of $1.8 million in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 39 percent in 2000 compared to 40 percent in 1999. The reduced provision rate in 1999 reflects a reduction to consider

Federal and state tax credits that will be available to the Company on its 2000 Federal and state income tax returns.

Liquidity and Capital Resources

Operating activities in the first three months of 2000 provided net cash of $4.7 million. Net income was $652,000. This amount was increased by adjustments for depreciation and amortization of $688,000 and decreased by other non-cash items in an aggregate net amount of $35,000. Net changes in receivables, inventories and other working capital assets used cash of $4.1 million with substantially all the change resulting from increased receivables at the end of the quarter due to sales growth in both segments. Net increases of accounts payable, customer deposits and other current liabilities provided cash of $7.4 million. These changes primarily included: increases of $4.2 million in accounts payable due to an increase in the number of bus shells held on a consignment basis from the manufacturer and increases of $3.1 million in customer deposits on trailers and motorcoaches ordered during the quarter but not yet completed. Increased expenditures for working capital items may be required to support increased sales levels.

Investing activities in the first three months of 2000 used net cash of $771,000, including $867,000 for property and equipment improvements, $3.0 million provided from an aircraft sale and $2.9 million used for an aircraft purchase transaction.

Financing activities used net cash of $3.8 million, including new borrowings of $712,000 for equipment purchases, a net decrease of $3.7 million in borrowings on the wholesale floor plan and revolving line of credit, a net reduction of $106,000 in aircraft debt and net other debt reductions of $647,000.

The Company has a working capital line of credit with its primary lender, Firstar Bank. This line has a borrowing limit of $25.0 million based on levels of eligible receivables and inventory and an interest rate of prime less .75% (8.25 percent at March 31, 2000). The maturity date of borrowings under this line is September 24, 2002, subject to renewal and extension. The agreement contains covenants that limit annual capital expenditures, total liabilities in relation to defined tangible net worth and total fixed charges in relation to defined EBITDA. Borrowings under the line are secured by substantially all assets of the Company. There was $15.6 million borrowed against this line as of March 31, 2000. The Company also has available through Firstar various term notes totaling $3 million as future borrowings for real estate projects and equipment. There was $1.3 million borrowed on these notes at March 31, 2000.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $30.0 million (increased from $23.7 million in March, 2000) for financing new and used motorcoaches held in inventory, with interest at prime (9.00% at March 31, 2000) on borrowed funds. This agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital as measured by a current ratio. The lender waived the Company's compliance with the minimum current ratio requirement at March 31, 2000. At March 31, 2000, $20.6 million was borrowed on this line.

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

As discussed in Note 5 to consolidated financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $14.8 million at March 31, 2000. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At March 31, 2000, the Company's maximum annual claim exposure under these programs is approximately $4 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guarantee payment of claims.

The Company has also made a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project that may be completed in 2000. This expansion would be financed with new borrowings from banks or other financial institutions.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2000 are expected to total $1.1 million. The Company may lease a new sales and service center in North Carolina from an entity owned by certain of its principal shareholders. This would be used for selling new and used motorcoaches and to provide maintenance services for motorcoaches and Featherlite trailers and transporters. The terms and conditions of this lease have not yet been finanalized but are expected to comparable to those of the existing facility lease. It is expected this facility will be completed in the fourth quarter of 2000.

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

Looking Forward and Risk Factors

The statements made in this Form 10-Q quarterly report which are forward looking in time involve risks and uncertainties discussed here and in the Company's Form 10-K and other filings with the SEC, including but not limited to: product demand and acceptance of new products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization, aircraft purchases and sales and the availability of additional capital required for growth.

The Company expects consolidated sales to remain strong in the year 2000 unless there is some unforeseen general economic downturn. The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers and luxury motorcoaches as well as other trailers used for leisure and entertainment purposes. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-situated to benefit from growth in these markets.

Trailer segment growth should remain strong. This belief is based on a number of factors, including the overall strength and quality of our dealer network and the positive reponse from dealers and retail customers to nine new models of trailers introduced throughout 1999 and more changes planned in 2000. Dealer inventories continue to turn well and inventory levels they maintain have remained relatively stable since the beginning of the year. Trailer segment order backlog remains strong at March 31, 2000 at a level of $24.5 million, which is 53 percent higher than December 31, 1999 and 116 percent higher than March 31, 1999. This business segment is well situated for continued growth and profitability.

Despite the slow start in 2000, the Company believes the motorcoach segment of the business will be well positioned for strong growth and improved profitability when the changes made since the beginning of the year have time to become fully effective. At the beginning of the quarter, a new president was appointed for the Featherlite Luxury Motorocoach Division and other key division management team members were changed. Since then, a number of new programs have been implemented to improve production efficiency, and to reduce and control production and selling costs. But those changes, and other improvements that are underway, have not yet had enough time to have a positive impact on the division's income before taxes. In the second half of the year, two new coach models will be introduced. The motorcoach division backlog was $19.5 million at March 31, 2000 compared with $17.2 million at December 31, 1999 and $22.9 million at March 31, 1999.

There are a number of risk factors related to the future operating results of the Company, including the following:

1. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its anticipated aluminum requirements for 2000 at an average cost which is lower than 1999 levels. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the purchases of aluminum in years beyond 2000, this could have an adverse impact on the Company's operating results if the cost of alumimum increases significantly above levels "locked-in" for 2000. The Company does not engage in hedging transactions or other use of derivatives in connection with it operations.

2. There is a risk to future operating results related to losing a major supplier of aluminum. This risk is relatively nominal, as there are alternate sources of supply.

3. There is also a risk to future operating results if the Company were to lose its sole supplier of motorcoach shells, Prevost Car Company, although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes.

4. There is also a risk related to the timely delivery of certain custom trailers and specialty transporters in the event the Company's sole supplier of custom paint and graphics is interrupted from providing these services due to unforeseen circumstances or customer delays in providing specifications to the subcontractor.

5. The Company has made increased use of leverage and incurred increased interest and related expenses in the three years ended December 31, 1999 and the three months ended March 31, 2000. Increased debt has been incurred in connection with financing the operations and facilities expansion at the Featherlite Luxury Division and in financing its additional working capital requirements. The Company may not be able to increase its current borrowing limits for working capital or obtain additional funding for future capital expenditures without the consent of its primary lender due to certain loan covenants related to leverage and fixed charge coverage. Increased leverage and related expenses create risk to future operating results of the Company.

6. The Company is exposed to market risks related to changes in U.S. and International interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. An increase in interest rates by one percentage point would the reduce the Company's future annual net income by approximately $300,000 at current debt levels.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated by reference to "Management Discussion and Analysis-Looking Forward and Risk Factor" section of this Form 10-Q for the quarterly period ended March 31, 2000.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  See Exhibit Index on Page 14 following signatures.

         (b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended March 31, 2000.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FEATHERLITE, INC.
                                          (Registrant)



Date:  May 10, 2000                       /S/ CONRAD D. CLEMENT
                                          ---------------------
                                          Conrad D. Clement
                                          President & CEO



Date:  May 10, 2000                       /S/ JEFFERY A. MASON
                                          --------------------
                                          Jeffery A. Mason
                                          Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                          Quarter Ended March 31, 2000


Exhibit No.              Description

10.1 Amendment Number 3 to Amended and Restated Agreement for Wholesale Financing with Deutsche Financial Services Corporation dated October 6, 1997

27       Financial Data Schedule (filed in electronic format only)