Form 10-Q
period 2000-06-30
FEATHERLITE INC
filed 2000-08-10
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________

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


                      6,535,104 Shares as of August 9, 2000

                                FEATHERLITE, INC.

                                      INDEX



                                                                       Page No.

Index . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Part I.  Financial Information:

  Item 1. Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance sheets
     June 30, 2000 and December 31, 1999. . . . . . . . . . . . . . .  . .  3

     Condensed Consolidated Statements of Income
     Three and Six Month Periods Ended June 30, 2000 and 1999 . . . .  . .  4

     Condensed Consolidated Statements of Cash Flows
     Six Month Periods Ended June 30, 2000 and 1999  . . . . . . . . . . .  5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  6

  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . . . 10

  Item 3. Quantitative & Qualitative Disclosures about Market Risk . . .   15

Part II. Other Information:

  Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . .  16

  Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  16

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  16

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Consolidated Balance Sheets
              (Unaudited)
              (In thousands)


                                                                    June 30,             December 31,
                                     ASSETS                           2000                  1999
                                                                    --------             -----------
Current assets
  Cash                                                            $      179             $      248
  Receivables                                                          9,385                  8,915
                                                                    --------               --------
  Inventories
    Raw materials                                                     12,008                 14,195
    Work in process                                                   24,268                 21,476
    Finished trailers/motorcoaches                                    46,133                 38,961
                                                                    --------               --------
    Total inventories                                                 82,409                 74,632
                                                                    --------               --------
  Prepaid expenses                                                     1,484                  1,547
  Deferred taxes                                                       1,665                  1,159
                                                                    --------               --------
  Total current assets                                                95,122                 86,501
                                                                    --------               --------
Property and equipment,net                                            20,381                 19,880

Goodwill and other assets, net                                        13,304                 13,403
                                                                    --------               --------
                                                                  $  128,807             $  119,784
                                                                    ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                            $    2,030             $    1,770
  Other notes payable                                                 17,634                 22,919
  Accounts payable                                                    24,104                 18,664
  Accrued liabilities                                                 11,898                  6,405
  Customer deposits                                                    3,028                  4,678
                                                                    --------               --------
  Total current liabilities                                           58,694                 54,436

Long-term debt, net of current maturities                             33,394                 30,563

Other long-term liabilities                                            1,054                  1,059

Commitments and contingencies (Note 5)

Shareholders' equity                                                  35,665                 33,726
                                                                    --------               --------
                                                                  $  128,807             $  119,784
                                                                    ========               ========

See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Income
              (Unaudited)
              (In thousands, except for per share data)



                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                            --------                            --------
                                                        2000              1999             2000              1999
                                                        ----              ----             ----              ----
Net sales                                           $  66,527          $  55,987        $ 135,561          $115,195
Cost of sales                                          56,838             48,073          116,586            98,306
                                                    ---------          ---------        ---------          --------
  Gross profit                                          9,689              7,914           18,975            16,889
Selling and administrative expenses                     6,856              5,544           14,336            11,456
                                                    ---------          ---------        ---------          --------
  Income from operations                                2,833              2,370            4,639             5,433
Other(expense), net
  Interest                                             (1,238)              (839)          (2,315)           (1,737)
  Other, net                                              269                151              609               580
                                                    ---------          ---------        ---------          --------
Total other expense                                     ( 969)              (688)          (1,706)           (1,157)
                                                    ----------         ---------        ----------         ---------
Income before income taxes                              1,864              1,682            2,933             4,276
  Provision for income taxes                              728                672            1,144             1,722
                                                    ---------          ---------        ---------          --------
Net income                                          $   1,136          $   1,010        $   1,789          $  2,554
                                                    =========          =========        =========          ========

Net income per share - basic and diluted            $    0.17          $    0.15        $    0.27          $   0.39
                                                        -----             ------           ------            ------

Average common shares outstanding-basic                 6,535              6,500            6,535             6,500
                                                        -----             ------            -----            ------

Average common shares outstanding-diluted               6,535              6,525            6,535             6,515
                                                       ------            -------          -------            ------




See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Cash Flow
              (Unaudited)
              (In thousands)



                                                                     Six Months ended
                                                                          June 30
                                                                      2000         1999
                                                                      ----         ----
Cash provided by (used for) operating activities
Net income                                                         $  1,789       $ 2,554
Depreciation & amortization                                           1,424         1,146
Other non-cash adjustments, net                                         (61)         (360)
Decrease (increase) in working capital, net                             483        (1,326)
                                                                   --------       -------
   Net cash provided by operating activities                          3,635         2,014
                                                                   --------       -------
Cash provided by (used for) investing activities
Purchases of property and equipment, net                             (1,609)       (2,605)
Purchases of aircraft                                                (2,912)       (3,425)
Proceeds from sale of aircraft and other property                     3,010         3,968
                                                                   --------       -------
  Net cash used for investing activities                             (1,511)       (2,062)
                                                                   --------       --------
Cash provided by (used for) financing activities
 Decrease(increase) in short-term debt                               (5,285)        1,273
 Decrease (increase) in long-term debt                                3,092        (1,203)
                                                                   --------       -------
   Net cash provided by (used for)financing activities               (2,193)           70
                                                                   --------       -------
      Net cash increase (decrease) for period                           (69)           22
   Cash balance, beginning of period                                    248           188
                                                                   --------       -------
   Cash balance, end of period                                     $    179       $   210
                                                                   ========       =======


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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month and six months ended June 30, 2000 and 1999. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1999.

Financial Accounting Standards Board Emerging Issues Task Force (EITF) released a tentative conclusion on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," in May 2000. This EITF Issue proposes that revenues related to shipping and delivery be included as a component of net sales and the related shipping costs be included as a component of cost of sales. Previously, the Company included such costs in selling and administrative expenses. The accompanying condensed consolidated statements of income have been prepared in accordance with the tentative conclusions of this EITF Issue and amounts presented for prior periods have been restated to be consistent with the treatment of current period delivery expenses. This restatement had the effect of increasing cost of sales and reducing selling and admininstrative expenses by $1,207,000 and $906,000 for the three months June 30, 2000 and 1999, respectively, and $2,394,000 and $1,727,000 for the six months ended June 30, 2000 and 1999, respectively. This reclassification had no effect on income before taxes.

Note 2: Goodwill and Other Assets

During the six month period ended June 30, 2000, an aircraft was purchased at a cost of $2.9 million and subsequently resold for $3.0 million, with a gain of $105,000 realized on the sale. During the six month period ended June 30, 1999, an aircraft was sold for $3.9 million with a gain of $200,000 realized and another aircraft purchased at a cost of $3.4 million.

Note 3:  Income taxes

The Company was the subject of an Internal Revenue Service examination for the years ended December 31, 1995, 1996 and 1997. In May 2000 the Company settled this matter with the IRS and adjusted certain previously recorded current and deferred tax assets and liabilities to reflect this settlement.

Note 4: Financing Arrangements

In March 2000, the Company's line of credit with Deutsche Financial Services Corporation (DFS) on new and used motorcoach products was increased from $23.7 million to $30 million. The Wholesale Financing Agreement with DFS was also amended to change the minimum current ratio to be maintained by the Company.

Note 5: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $15.2 million at June 30, 2000 and $14.5 million at December 31, 1999. During the six months ended June 30, 2000, the Company was required to make repurchases totaling $75,000. In June, 2000, a financial institution requested the Company repurchase inventory from a defaulting dealer in the aggregate amount of $2.5 million. The Company is currently negotiating the settlement of this matter.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $6.4 million, including $1.9 million accrued for estimated unpaid claims at June 30, 2000, and $1.3 million at December 31, 1999. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guaranty settlement of claims.

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

Note 6: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands)
                                                          June 30,    Dec. 31,
                                                            2000       1999
                                                         --------    --------
Common stock - without par value;
   Authorized-  40 million shares;
   Issued-      6,535 shares at June 30,2000
                6,510 shares at Dec. 31,1999            $ 16,595     $16,445
Additional paid-in capital                                 4,062       4,062
Retained earnings                                         15,008      13,219
                                                        --------     -------
         Total Shareholders' equity                     $ 35,665     $33,726
                                                        ========     =======

In March 2000, the Company issued an additional 25,000 shares of common stock to the former owner of Vantare International, Inc. These additional shares were earned under the terms of the purchase agreement for this 1996 asset acquisition for the achievement of defined earnings levels through December 31, 1999. An additional 50,000 shares may still be earned under this agreement based on the performance of the Vantare Division through December 31, 2000. Goodwill related to this acquisition was increased by $150,000 for this stock issue.

Note 7: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 498,159 shares at June 30, 2000 and 536,160 at December 31,1999. These options were granted at prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 32,000 shares have been granted in 2000. Options totaling 70,001 were forfeited during the six months ended June 30, 2000.

Note 8: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share data):



                                                    ------------------------------- -----------------------
                                                      Three Months Ended              Six Months Ended
                                                            June 30                        June 30
                                                    ------------------------------- -----------------------
                                                          2000          1999           2000         1999
  ----------------------------------------------------- ------------- ------------- ------------- ---------
  Net income available to common shareholders           $ 1,136       $ 1,010       $ 1,789       $ 2,554
  ----------------------------------------------------- ------------- ------------- ------------- ---------
  Weighted average number of shares outstanding-
  basic                                                   6,535         6,500         6,535         6,500
  ----------------------------------------------------- ------------- ------------- ------------- ---------
  Dilutive effect of stock options                          -              25           -              15
  ----------------------------------------------------- ------------- ------------- ------------- ---------
  Weighted average number of shares outstanding-
  dilutive                                                6,535         6,525         6,535         6,515
  ----------------------------------------------------- ------------- ------------- ------------- ---------
  Net income per share - basic and diluted              $   .17       $   .15       $   .27       $   .39
  ----------------------------------------------------- ------------- ------------- ------------- ---------


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

Information on business segment sales, income before income taxes and assets are as follows for the three and six month periods ended June 30, 2000 and 1999 (in thousands):


------------------------------------------- ---------------------------------------------------
                                                                          Corporate
                                             Trailers     Motorcoaches    and other    Total
------------------------------------------- ----------- --------------- ------------ ----------
Three Months Ended June 30:
------------------------------------------- ----------- --------------- ------------ ----------
2000
------------------------------------------- ----------- --------------- ------------ ----------
Net sales to unaffiliated customers         $  35,315    $  31,212      $    -       $ 66,527
------------------------------------------- ----------- --------------- ------------ ----------
Income (loss) before income taxes               2,991         (794)         (333)       1,864
------------------------------------------- ----------- --------------- ------------ ----------
Identifiable assets                            38,253       82,532         8,022      128,807
------------------------------------------- ----------- --------------- ------------ ----------

------------------------------------------- ----------- --------------- ------------ ----------
1999
------------------------------------------- ----------- --------------- ------------ ----------
Net sales to unaffiliated customers         $  28,734    $  27,253      $    -       $ 55,987
------------------------------------------- ----------- --------------- ------------ ----------
Income (loss) before income taxes               1,680          184          (182)       1,682
------------------------------------------- ----------- --------------- ------------ ----------
Identifiable assets                            39,261       62,365        10,267      111,893
------------------------------------------- ----------- --------------- ------------ ----------

------------------------------------------- ----------- --------------- ------------ ----------
Six Months Ended June 30:
------------------------------------------- ----------- --------------- ------------ ----------
2000
------------------------------------------- ----------- --------------- ------------ ----------
Net sales to unaffiliated customers         $  69,965     $ 65,596      $    -       $135,561
------------------------------------------- ----------- --------------- ------------ ----------
Income (loss) before income taxes               5,474       (2,014)         (527)       2,933
------------------------------------------- ----------- --------------- ------------ ----------
Identifiable assets                            38,253       82,532         8,022      128,807
------------------------------------------- ----------- --------------- ------------ ----------

------------------------------------------- ----------- --------------- ------------ ----------
1999
------------------------------------------- ----------- --------------- ------------ ----------
Net sales to unaffiliated customers         $  59,030    $  56,165      $    -       $115,195
------------------------------------------- ----------- --------------- ------------ ----------
Income (loss) before income taxes               3,825          692          (241)       4,276
------------------------------------------- ----------- --------------- ------------ ----------
Identifiable assets                            39,261       62,365        10,267      111,893
------------------------------------------- ----------- --------------- ------------ ----------

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three and six month periods ended June 30, 2000 and 1999.

Results of Operations
         Three months ended June 30, 2000 and 1999

On a consolidated basis, the Company's net income for the three months ended June 30, 2000, was $1.1 million or 17 cents per diluted share, compared with $1.0 million, or 15 cents per diluted share, in the second quarter of 1999.

Net sales for the quarter increased by 18.8 percent to $66.5 million in 2000 compared with $56.0 million in 1999. This increase included a 23 percent increase in sales of specialty trailers and transporters, which were up in all categories except commercial trailers. Motorcoach segment sales were up 15 percent, including an increase of 14 percent in sales of new bus conversion coaches and a 38 percent increase in sales of used coaches. Sales of the Featherlite Vogue Class A motorcoach were lower than last year as the current model is being replaced by another model to be introduced later in 2000.

Gross profit increased by 22 percent to $9.7 million in the second quarter of 2000 from $7.9 million in 1999. As a percentage of sales, gross profit margin for the quarter was 14.6 percent compared to 14.1 percent in 1999. These margin percentages are 1.9 percent and 1.6 percent lower than would have been previously reported due to a reclassification of delivery expense to cost of sales from selling expenses as proposed by the FASB's Emerging Issues Task Force recent pronouncement,"Accounting for Shipping and Handling Revenues and Costs." This increase for the quarter reflects greater margins realized on sales in the trailer segment partially offset by lower margins in the motorcoach segment. Trailer segment margins were 270 basis points higher than 1999 due to the favorable impact of reduced aluminum costs and improved labor and overhead utilization. Delivery costs reduced trailer margins in 2000 by 30 basis points compared to 1999 due to increased fuel costs and changes in delivery loads. Motorcoach gross profit margins declined by 190 basis points as lower margins were realized on new and used motorcoach sales due to higher than expected conversion costs on custom units and lower than expected selling prices on units sold from inventory.

Selling and administration expenses increased in 2000 by $1.3 million, a 24 percent increase over 1999. As a percentage of sales, these expenses increased to 10.3 percent in 2000 from 9.9 percent in 1999. As discussed above, these pecentages are 1.9 percent and 1.6 percent lower than would have been previously reported due to the inclusion of delivery expense in cost of sales rather than selling expenses. Trailer segment expenses increased by $757,000 (27 percent)in 2000 due in part to higher marketing costs related to a new coop advertising program adopted in 2000 and an increase in commissions and other personnel related costs. Motorcoach segment expenses increased by $556,000 (20 percent)in 2000 compared to 1999 due mainly to increased marketing personnel and selling costs from a larger sales organization in 2000 as well as increased research and development costs related to new model motorcoaches being developed in 2000.

Interest expense increased in 2000 compared to 1999 by $399,000 due to higher levels of working capital related debt in 2000 and a higher variable interest rate. This increase was offset by increased other income items in 2000.

Income before taxes (IBT) inceased by $182,000 in the second quarter of 2000 compared to this quarter last year. This increase reflects an increase in trailer segment IBT, including corporate and other, of almost $1.2 million and a decline of $978,000 in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 39 percent in 2000 compared to 40 percent in 1999. The reduced provision rate in 2000 reflects a reduction to consider Federal and state tax credits that will be available to the Company on its 2000 Federal and state income tax returns.

         Six months ended June 30, 2000 and 1999

On a consolidated basis, the Company's net income for the six months ended June 30, 2000, was $1.8 million or 27 cents per diluted share, compared with $2.6 million, or 39 cents per diluted share in the six months ended June 30, 1999.

Net sales for the six months increased by 17.7 percent to $135.6 million in 2000 compared with $115.2 million in 1999. This increase included a 18 percent increase in sales of specialty trailers and transporters, which were up in all categories except specialty transporters which were off slightly. Motorcoach segment sales were up about 17 percent, including an increase of about 3 percent in sales of new motorcoaches and a 38 percent increase in sales of used coaches.

Gross profit increased by 12.4 percent to $19.0 million in the first six months of 2000 from $16.9 million in 1999. As a percentage of sales, gross profit margin for the six month period was 14.0 percent compared to 14.7 percent in 1999. These margins are 1.8 percent and 1.4 percent, respectively, lower than would have been previously reported due to the reclassification of delivery expenses to cost of sales from selling expenses as proposed by the FASB's Emerging Issues Task Force recent procouncement,"Accounting for Shipping and Handling Revenues and Costs." This decline of 70 basis points in the margin percentage in 2000 compared to 1999 primarily reflects lower margins realized on sales in the luxury motorcoach segment. Trailer margins were 120 basis points higher than 1999 due to the favorable impact of reduced aluminum costs and improved labor and overhead utilization. Trailer margins were adversely impacted by a 40 basis point increase in delivery costs in 2000 related to increased fuel costs as well as an increase in the number of deliveries. Motorcoach gross profit margins declined by almost 240 basis points as lower margins were realized on new motorcoach sales due to higher than expected conversion costs on custom units and lower than expected selling prices on units sold from inventory. These declines were partially offset by higher margins realized from increased prices on sales of used units.

Selling and administration expenses increased in 2000 by $2.9 million, a 25 percent increase over 1999. As a percentage of sales, these expenses increased to 10.6 percent in 2000 from 9.9 percent in 1999. As discussed above, these percentages are 1.8 percent and 1.4 percent lower, respectively, than would have been previously reported due to the inclusion of delivery expense in cost of sales rather than selling expenses as discussed above. Trailer segment expenses increased by $1.3 million (22 percent)in 2000, including the following: increased sales personnel wages and commissions, increased expenses related to a new advertising program, increased dealer promotion and training costs, increased legal expenses related to a patent infringement lawsuit and increased consulting fees related to a review of certain operations. Motorcoach segment expenses increased by $1.6 million(29 percent) due mainly to increased marketing personnel and selling costs related to organization growth and increased research and development costs related to the development of a two new motorcoach models.

Interest expense increased by $543,000 in 2000 compared to 1999 due to higher levels of debt in 2000 primarily related to growth in working capital as well as a higher variable interest rate. Other income, including gains on aircraft and other property sales, was about the same in both years.

Income before taxes (IBT) deceased by $1.3 million in the first six months of 2000 compared to this period last year. This decrease reflects an increase in trailer segment IBT, including corporate and other, of almost $1.4 million and a decline of $2.7 million in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 39 percent in 2000 compared to 40 percent in 1999. The reduced provision rate in 2000 reflects a reduction to consider Federal and state tax credits that will be available to the Company on its 2000 Federal and state income tax returns.

Liquidity and Capital Resources

Operating activities in the first six months of 2000 provided net cash of $3.6 million. Net income was $1.8 million. This amount was increased by adjustments for depreciation and amortization of $1.4 million and decreased by other non-cash items in an aggregate net amount of $61,000. Net changes in receivables, inventories and other working capital assets used cash of $8.7 million with substantially all the change resulting from increased inventories at the end of the quarter primarily related to the motorcoach segment where sales increases have not met expectations. Net increases of accounts payable, customer deposits and other current liabilities provided cash of $9.1 million. These changes include, among other reasons: increases of $10.8 million in accounts payable and accrued liabilities, due in part to an increase in the number of bus shells held on a consignment basis from the manufacturer, increased accruals for anticipated health and workers compensation claims, increased income taxes and increased amounts due to dealers for holdback discounts. Customer deposits decreased by $1.7 million as previously paid deposits were applied to invoices for trailers and motorcoaches completed during the quarter. Increased expenditures for working capital items may be required to support increased sales levels.

Investing activities in the first six months of 2000 used net cash of $1.5 million, including $1.6 million for property and equipment improvements, $3.0 million provided from an aircraft sale and $2.9 million used for an aircraft purchase transaction.

Financing activities used net cash of $2.2 million, including new borrowings of $1.3 million for property and equipment purchases, a net decrease of $2.0 million in borrowings on the wholesale floor plan and revolving line of credit, a net reduction of $106,000 in aircraft debt and other debt reductions of $1.4 million.

The Company has a working capital line of credit with its primary lender, Firstar Bank. This line has a borrowing limit of $25.0 million based on levels of eligible receivables and inventory and an interest rate of prime less .75% (8.75 percent at June 30, 2000). The maturity date of borrowings under this line is September 24, 2002, subject to renewal and extension. The agreement contains covenants that limit annual capital expenditures, total liabilities in relation to defined tangible net worth and total fixed charges in relation to defined EBITDA. Borrowings under the line are secured by substantially all assets of the Company. There was $20.6 million borrowed against this line as of June 30, 2000. The Company also has available through Firstar various term notes totaling $3 million as future borrowings for real estate projects and equipment. There was $1.5 million borrowed on these notes at June 30, 2000.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $30.0 million (increased from $23.7 million in March, 2000) for financing new and used motorcoaches held in inventory, with interest at prime (9.50% at June 30, 2000) on borrowed funds. This agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital as measured by a current ratio.
At June 30, 2000, $17.4 million was borrowed on this line.

The Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels. At June 30, 2000, the Company had $12.9 million of unused borrowing availability. Significant future growth of the Company may necessitate additional sources of financing if such funding cannot be arranged with the Company's current lenders. Such financing may be in the form of debt, debt with equity features or a secondary offering of common stock. No assurance can be given that such financing will be available to the Company.

As discussed in Note 5 to consolidated financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $15.2 million at June 30, 2000. A lender has requested the Company to repurchase $2.5 million of inventory from a defaulting dealer under the terms of one of these financing arrangements. The Company is negotiating the settlement of this claim. However, any amount repurchased will be financed under existing wholesale floor plan financing arrangements. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At June 30, 2000, the Company's maximum annual claim exposure under these programs is approximately $6.4 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guarantee payment of claims.

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

The Company was the subject of an Internal Revenue Service examination for the years ended December 31, 1995, 1996 and 1997. In May, 2000 the Company settled this matter with the IRS and adjusted previously recorded current and deferred tax assets and liabilities to reflect this settlement.

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

Trailer segment growth should remain strong. This belief is based on a number of factors, including the overall strength and quality of our dealer network and the positive reponse from dealers and retail customers to nine new models of trailers introduced throughout 1999 and more changes planned in 2000. Dealer inventories continue to turn well and inventory levels they maintain have remained relatively stable since the beginning of the year. Trailer segment order backlog remains strong at June 30, 2000 at a level of $25.4 million, which is 59 percent higher than December 31, 1999 and 86 percent higher than June 30, 1999. This business segment is well situated for continued growth and profitability.

We are cautious concerning growth in the motorcoach segment for the remainder of 2000. The motorcoach division order backlog was $15.1 million at June 30, 2000 compared with $17.2 million at December 31, 1999 and $23.7 million at June 30, 1999. Motorcoach order backlog is below last year in part due to the replacement of the Vogue 5000 model with the 6000 model and there are no orders for either of these models in the June 30, 2000 backlog. Also, recent order volume for other luxury motorcoach models has been weaker than anticipated. As a result, there has been an increase in available finished motorcoach inventory for certain of these models. We continue to work toward improving production efficiency and controlling costs in the motorcoach segment. In the first half of 2000 we launched our new Featherlite XLII motorcoach and will introduce a slide-out version of this new model in the second half of the year. We are on track toward introducing a new Featherlite Vogue 6000 motorcoach in the second half of the year. In support of our focus on direct sales of Featherlite luxury motorcoaches, we plan to open a new sales and service center at the end of the year. This new service center will be in Statesville, N.C. and will further increase Featherlite's brand visability, direct sales and proximity of our motorcoach service capabilities to our many customers in this growing region. The Company discontinued its motorcoach dealer relationship with Oregon based Destinations RV, Inc.

There are a number of risk factors related to the future operating results of the Company, including the following:

1. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its anticipated aluminum requirements for 2000. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the purchases of aluminum in years beyond 2000, this could have an adverse impact on the Company's operating results if the cost of alumimum increases significantly above levels "locked-in" for 2000 and the Company is not able to increase prices to cover the higher costs. The Company does not engage in hedging transactions or other use of derivatives in connection with its operations.

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

5. The Company has made increased use of leverage and incurred increased interest and related expenses in the three years ended December 31, 1999 and the six months ended June 30, 2000. Increased debt has been incurred in connection with financing the operations and facilities expansion at the Featherlite Luxury Division and in financing its inventory and other working capital requirements. The Company may not be able to increase its current borrowing limits for working capital or obtain additional funding for future capital expenditures without the consent of its primary lender due to certain loan covenants related to leverage and fixed charge coverage. Increased leverage and related expenses create risk to future operating results of the Company.

6. The Company is exposed to market risks related to changes in U.S. and International interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. An increase in interest rates by one percentage point would reduce the Company's future annual net income by approximately $300,000 at current debt levels.

7. The Company is introducing two models of motorcoaches in the second half of 2000 and has available finished inventory in one of the models being phased out. There is a risk that the sale of this inventory will not realize normal margins and that there will be unabsorbed labor and overhead costs related to inefficiencies in the production of the new models which could adversely impact the Company's future operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated by reference to "Management Discussion and Analysis-Looking Forward and Risk Factors" section of this Form 10-Q for the quarterly period ended June 30, 2000.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

In March, 2000, the Registrant issued 25,000 shares of Common Stock to the former owner of Vantare International, Inc. ("Vantare"). These were additional shares earned pursuant to the terms of the purchase agreement for the Registrant's 1996 acquisition of Vantare, for the achievement of defined earnings levels through December 31, 1999. Goodwill related to this acquisition was increased by $150,000 for this stock issue. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificate representing the shares contains a restrictive securities legend.

Item 4.  Submission of Matters to a Vote of Security-Holders.

(a)The Annual Meeting of the Registrant's shareholders was held on Wednesday, May 3, 2000.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 6,209,832 shares in favor, with 36,721 shares against, 20,290 shares abstaining and no shares represented by broker non-votes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

  -------------------- -------------------- --------------------------
  Nominee              Number of Votes For  Number of Votes Withheld
  -------------------- -------------------- --------------------------
  Conrad D. Clement        6,237,337                29,506
  -------------------- -------------------- --------------------------
  Jeffery A. Mason         6,242,937                23,906
  -------------------- -------------------- --------------------------
  Tracy J. Clement         6,233,037                33,806
  -------------------- -------------------- --------------------------
  Thomas J. Winkel         6,243,187                23,656
  -------------------- -------------------- --------------------------
  Kenneth D. Larson        6,243,187                23,656
  -------------------- -------------------- --------------------------
  Terry E. Branstad        6,241,587                25,256
  -------------------- -------------------- --------------------------
  Charles A. Elliott       6,236,087                30,756
  -------------------- -------------------- --------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Exhibit Index on Page 18 following signatures.

(b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FEATHERLITE, INC.
                                     (Registrant)


Date:  August 9, 2000                /S/ CONRAD D. CLEMENT
                                     Conrad D. Clement
                                     President & CEO



Date:  August 9, 2000                /S/ JEFFERY A. MASON
                                     Jeffery A. Mason
                                     Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                           Quarter Ended June 30, 2000


Exhibit No.                     Description



27            Financial Data Schedule (filed in electronic format only)