Form 10-Q
period 2000-09-30
FEATHERLITE INC
filed 2000-11-13
CIK 928064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedSeptember  30, 2000

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
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                No.)

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


                    6,535,104 Shares as of November 13, 2000

                                FEATHERLITE, INC.

                                      INDEX



                                                                        Page No.

    Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I. Financial Information:

      Item 1. Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance sheets
                  September 30, 2000 and December 31, 1999  . . . . . . . . . 3

                  Condensed Consolidated Statements of Income Three and
                  Nine Month Periods Ended September 30, 2000 and 1999. . . . 4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Month Periods Ended September 30, 2000 and 1999. . . . 5

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

                          Part I: FINANCIAL INFORMATION

Item 1:

              Featherlite, Inc.
              Condensed Consolidated Balance Sheets
              (Unaudited)
              (In thousands)

                                                              September 30,  December 31,
                                     ASSETS                       2000          1999
                                                                --------      --------
Current assets
  Cash                                                          $    268      $    248
  Receivables                                                     10,833         8,915
                                                                --------      --------
  Inventories
    Raw materials                                                 11,810        14,195
    Work in process                                               23,061        21,476
    Finished trailers/motorcoaches                                55,686        38,961
                                                                --------      --------
    Total inventories                                             90,557        74,632
                                                                --------      --------

  Prepaid expenses                                                 1,518         1,547
  Deferred taxes                                                   1,665         1,159
                                                                --------      --------
  Total current assets                                           104,841        86,501
                                                                --------      --------

Property and equipment,net                                        20,372        19,880

Goodwill and other assets, net                                    13,119        13,403
                                                                --------      --------
                                                                $138,332      $119,784
                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                          $  2,054      $  1,770
  Other notes payable                                             25,175        22,919
  Accounts payable                                                28,755        18,664
  Accrued liabilities                                              7,466         6,405
  Customer deposits                                                6,602         4,678
                                                                --------      --------
  Total current liabilities                                       70,052        54,436
                                                                --------      --------

Long-term debt, net of current maturities                         32,200        30,563

Other long-term liabilities                                        1,052         1,059

Commitments and contingencies (Note 4)

Shareholders' equity                                              35,028        33,726
                                                                --------      --------
                                                                $138,332      $119,784
                                                                ========      ========

See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Income
              (Unaudited)
              (In thousands, except for per share data)


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                    2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
Net sales                                        $  51,745       $  53,598       $ 187,306       $ 168,793
Cost of sales                                       45,088          45,544         161,673         143,850
                                                 ---------       ---------       ---------       ---------
  Gross profit                                       6,657           8,054          25,633          24,943
Selling and administrative expenses                  6,565           5,952          20,901          17,408
                                                 ---------       ---------       ---------       ---------
  Income from operations                                92           2,102           4,732           7,535
Other(expense), net
  Interest                                          (1,233)           (893)         (3,548)         (2,665)
  Gain on aircraft and property sales                 --               179             118             408
  Other, net                                            93             143             584             529
                                                 ---------       ---------       ---------       ---------
Total other expense                                 (1,140)           (571)         (2,846)         (1,728)
                                                 ---------       ---------       ---------       ---------
Income(loss) before income taxes                    (1,048)          1,531           1,886           5,807
  Provision(benefit)for income taxes                  (411)            485             734           2,207
                                                 ---------       ---------       ---------       ---------
Net income (loss)                                $    (637)      $   1,046       $   1,152       $   3,600
                                                 =========       =========       =========       =========

Net income(loss)per share-basic and diluted      $    (.10)      $    0.16       $    0.17       $    0.55
                                                 ---------       ---------       ---------       ---------

Average common shares outstanding-basic              6,535           6,507           6,535           6,502
                                                 ---------       ---------       ---------       ---------

Average common shares outstanding-diluted            6,535           6,531           6,535           6,520
                                                 ---------       ---------       ---------       ---------


See notes to consolidated financial statements

              Featherlite, Inc.
              Condensed Consolidated Statements of Cash Flow
              (Unaudited)
              (In thousands)

                                                               Nine Months ended
                                                                  September 30
                                                              2000          1999
                                                             -------       -------
Cash provided by (used for) operating activities
  Net income                                                 $ 1,152       $ 3,600
  Depreciation & amortization                                  2,154         1,736
  Other non-cash adjustments, net                                (39)         (475)
  Decrease (increase) in working capital, net                 (5,351)       (4,909)
                                                             -------       -------
    Net cash provided by(used for) operating activities       (2,084)          (48)
                                                             -------       -------

Cash provided by (used for) investing activities
  Purchases of property and equipment, net                    (2,170)       (4,608)
  Purchases of aircraft                                       (2,912)       (7,475)
  Proceeds from sale of aircraft and other property            3,010         7,552
                                                             -------       -------
    Net cash used for investing activities                    (2,072)       (4,531)
                                                             -------       -------

Cash provided by (used for) financing activities
  Increase in short-term debt                                  2,256         3,342
  Increase in long-term debt                                   1,920         1,118
  Exercise of stock options                                     --              60
                                                             -------       -------
    Net cash provided by financing activities                  4,176         4,520
                                                             -------       -------

      Net cash increase (decrease) for period                     20           (59)
    Cash balance, beginning of period                            248           186
                                                             -------       -------

    Cash balance, end of period                              $   268       $   127
                                                             =======       =======



See notes to consolidated financial statements

                                FEATHERLITE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months and nine months ended September 30, 2000 and 1999. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1999.

Financial Accounting Standards Board Emerging Issues Task Force (EITF) released a tentative conclusion on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," in May 2000. This EITF Issue proposes that revenues related to shipping and delivery be included as a component of net sales and the related shipping costs be included as a component of cost of sales. Previously, the Company included such costs in selling and administrative expenses. The accompanying condensed consolidated statements of income have been prepared in accordance with the tentative conclusions of this EITF Issue and amounts presented for prior periods have been restated to be consistent with the treatment of current period delivery expenses. This restatement had the effect of increasing cost of sales and reducing selling and administrative expenses by $1.2 million and $1.3 million for the three months September 30, 2000 and 1999, respectively, and $3.7 million and $3.8 million for the nine months ended September 30, 2000 and 1999, respectively. This reclassification had no effect on income before taxes.

Note 2: Goodwill and Other Assets

During the nine month period ended September 30, 2000, an aircraft was purchased at a cost of $2.9 million and subsequently resold for $3.0 million, with a gain of $105,000 realized on the sale in the first quarter. During the nine month period ended September 30, 1999, aircraft were sold for $7.6 million with a gains totaling $403,000 realized in the second and third quarters and other aircraft purchased at a cost of $7.5 million.

Note 3: Financing Arrangements

In September 2000, the Company's Wholesale Financing Agreement with DFS was amended to reduce the minimum current ratio, as defined, to be maintained by the Company from 1.5 to 1.25 until June 29, 2001. In October, 2000, the Company's Revolving Loan and Security Agreement with Firstar Financial Services was amended to waive compliance with the minimum fixed charge coverage ratio as defined, for the quarter ended September 30, 2000.

Note 4: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $12.3 million at September 30, 2000 and $14.5 million at December 31, 1999. During the nine months ended September 30, 2000, the Company was required to make repurchases totaling $2.3 million, including a $2.2 million repurchase of inventory of a defaulting dealer in September, 2000.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $6.4 million, including $2.0 million accrued for estimated unpaid claims at September 30, 2000, and $1.3 million at December 31, 1999. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guaranty settlement of claims.

There is a risk to future operating results if the Company were to lose its sole supplier of motorcoach conversion shells, Prevost Car Inc., although the Company could purchase certain shells from other manufacturers. The Company does have business interruption insurance to cover all or a portion of the losses it may sustain if Prevost's plant is destroyed by fire or certain other catastrophes.

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

The Company has obtained fixed price commitments from certain suppliers for substantially all of its expected aluminum requirements in 2000 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company's trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

The Company has a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project that may be deferred beyond the year 2000. This expansion will be financed with new borrowings from banks or other financial institutions.

Note 5: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):

                                                 Sept. 30,     Dec. 31,
                                                    2000         1999
                                                 --------      --------
Common stock - without par value;
   Authorized- 40 million shares;
   Issued-      6,535 shares at Sept. 30,2000
                6,510 shares at Dec. 31,1999      $16,595      $16,445
Additional paid-in capital                          4,062        4,062
Retained earnings                                  14,371       13,219
                                                  -------      -------
         Total Shareholders' equity               $35,028      $33,726
                                                  =======      =======

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

Note 6: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 498,159 shares at September 30, 2000 and 536,160 at December 31,1999. These options were granted at prices ranging from $5.50-$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 32,000 shares have been granted in 2000. Options totaling 70,001 were forfeited during the nine months ended September 30, 2000.


Note 7: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three and six months ended September 30, 2000 and 1999 (in thousands, except per share data):

                                                             Three Months Ended          Nine Months Ended
                                                                September 30                September 30
                                                               2000          1999         2000          1999
                                                             -------       -------      -------      -------
Net income(loss) available to common shareholders            $  (637)      $ 1,046      $ 1,152      $ 3,600
Weighted average number of shares outstanding- basic
                                                               6,535         6,507        6,535        6,502
Dilutive effect of stock options                                --              24         --             18
Weighted average number of shares outstanding- dilutive
                                                               6,535         6,531        6,535        6,520
Net income(loss) per share - basic and diluted               $  (.10)      $   .16      $   .17      $   .55


Note 8: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Management evaluates the performance of each segment based on income before income taxes.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before income taxes and assets are as follows for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):

                                                                        Corporate
                                         Trailers      Motorcoaches     and other        Total
Three Months Ended September 30:
2000
Net sales to unaffiliated customers      $  31,073      $  20,672       $    --         $  51,745
Income (loss) before income taxes            1,047         (1,714)           (381)         (1,048)
Identifiable assets                         39,409         92,030           6,893         138,332

1999
Net sales to unaffiliated customers      $  26,051      $  27,547       $    --         $  53,598
Income (loss) before income taxes            1,217            402             (88)          1,531
Identifiable assets                         41,244         67,501           9,096         117,841

Nine Months Ended September 30:
2000
Net sales to unaffiliated customers      $ 101,038      $  86,268       $    --         $ 187,306
Income (loss) before income taxes            6,526         (3,728)           (912)          1,886
Identifiable assets                         39,409         92,030           6,893         138,332

1999
Net sales to unaffiliated customers      $  85,081      $  83,712       $    --         $ 168,793
Income (loss) before income taxes            5,058          1,095            (346)          5,807
Identifiable assets                         41,244         67,501           9,096         117,841


Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three and nine month periods ended September 30, 2000 and 1999.

Results of Operations
         Three months ended September 30, 2000 and 1999

On a consolidated basis, the Company's net loss for the three months ended September 30, 2000, was $637,000 or .10 cents per diluted share, compared with net income of $1.0 million, or 16 cents per diluted share, in the third quarter of 1999.

Net sales for the quarter decreased by 3 percent to $51.7 million in 2000 compared with $53.6 million in 1999. This decrease in net sales was primarily the result of a 25 percent decrease in motorcoach segment sales which was partially offset by a 19 percent increase in trailer segment sales. Sales of new bus conversion coaches decreased 22 percent and there was a 45 percent decrease in sales of used coaches. Sales of the Featherlite Vogue 5000 motorcoach were 13 percent higher than last year. This model is being replaced by the 6000 model which is to be introduced later in 2000. Sales of specialty trailers and transporters were up in all categories except utility trailers. A price increase for most models of specialty trailers was announced in the third quarter of 2000. As this increase is only for new orders received and does not affect orders in process, it had no impact on the third quarter and will not be fully effective until late in the fourth quarter.

Gross profit decreased by 18 percent to $6.7 million in the third quarter of 2000 from $8.1 million in 1999. As a percentage of sales, gross profit margin for the quarter was 12.9 percent compared to 15.0 percent in 1999. These margin percentages are 2.3 percent and 2.0 percent lower than would have been previously reported due to a reclassification of delivery expense to cost of sales from selling expenses as proposed by the FASB's Emerging Issues Task Force recent pronouncement,"Accounting for Shipping and Handling Revenues and Costs." This decrease for the quarter reflects reduced margins realized on sales in both the trailer segment and the motorcoach segment. Trailer segment margins were 3.5 percentage points lower than 1999 due to above average material usage in comparison to last year's strong level and a decline in labor and overhead utilization, in part, a result of recent increases in the production workforce. Delivery costs reduced trailer margins in 2000 by .3 percentage points compared to 1999 due to increased fuel costs and changes in delivery loads. Motorcoach gross profit margins declined by .9 percentage points as lower margins were realized on used motorcoach sales due to lower than average selling prices on units sold from inventory. The margin was also adversely impacted by cost overruns and labor inefficiencies related to new model introductions.

Selling and administration expenses increased in 2000 by $613,000, a 10 percent increase over 1999. As a percentage of sales, these expenses increased to 12.7 percent in 2000 from 11.1 percent in 1999. As discussed above, these pecentages are 2.3 percent and 2.0 percent lower than would have been previously reported due to the inclusion of delivery expense in cost of sales rather than selling expenses. Trailer segment expenses increased by $225,000 (7 percent) in 2000 due in part to higher marketing costs related to an increase in commissions and other personnel related costs and expanded media and show advertising for new promotional initiatives. Motorcoach segment expenses increased by $388,000 (14 percent) in 2000 compared to 1999 due mainly to increased marketing personnel and selling costs from a larger sales organization in 2000 in anticipation of greater sales growth as well as increased research and development costs related to new model motorcoaches being developed in 2000.

Interest expense increased in 2000 compared to 1999 by $340,000 due to higher levels of working capital related debt primarily related to increased inventories in 2000 and a higher variable interest rate. Other income was $230,000 lower in 2000 than 1999 due mainly to reduced gains of $180,000 on aircraft sales in 2000.

Income before taxes (IBT) decreased by $2.6 million in the third quarter of 2000 compared to this quarter last year. This decline reflects a decrease in trailer segment IBT, including corporate and other, of almost $600,000 and a decline of $2.0 million in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 39 percent in 2000 percent and 32 percent in 1999. The reduced provision rate in 1999 reflects a reduction of $97,000 to consider Federal and state tax credits that were available to the Company on its 1999 Federal and state income tax returns. Such credits are also available in 2000 and have been considered in the tax provision rate used for the current quarter.

         Nine months ended September 30, 2000 and 1999

On a consolidated basis, the Company's net income for the nine months ended September 30,2000, was $1.2 million or 17 cents per diluted share, compared with $3.6 million, or 55 cents per diluted share in the nine months ended September 30, 1999.

Net sales for the nine months increased by 11 percent to $187.3 million in 2000 compared with $168.8 million in 1999. This increase included a 19 percent increase in sales of specialty trailers and transporters, which were up in all categories except utility trailers which were down 10 percent because the Company is no longer making private label trailers for Polaris. Motorcoach segment sales were up about 3 percent, including a decrease of about 3 percent in sales of new motorcoaches and an 8 percent increase in sales of used coaches. This decrease in sales of new motorcoaches is primarily due to reduced sales of the Vogue 5000 model that is being replaced by a new model to be introduced in the fourth quarter of 2000.

Gross profit increased by 2.7 percent to $25.6 million in the first nine months of 2000 from $24.9 million in 1999. As a percentage of sales, gross profit margin for the nine month period was 13.7 percent compared to 14.8 percent in 1999. These margins are 2.0 percent and 1.6 percent, respectively, lower than would have been previously reported due to the reclassification of delivery expenses to cost of sales from selling expenses as proposed by the FASB's Emerging Issues Task Force recent procouncement,"Accounting for Shipping and Handling Revenues and Costs." This decline of 1.1 percentage points in the margin percentage in 2000 compared to 1999 primarily reflects lower margins realized on sales in the luxury motorcoach segment. Trailer margins were .2 percentage points lower than 1999 due to a decline in labor and overhead utilization because of inefficiencies caused by an increase in the production labor force in the third quarter. These declines were partially offset by the favorable impact of reduced aluminum cost. Trailer margins also were adversely impacted by a .40 percentage point increase in delivery costs in 2000 related to increased fuel costs as well as an increase in the number of deliveries. Motorcoach gross profit margins declined by almost 1.9 percentage points as lower margins were realized on new motorcoach sales due to higher than expected conversion costs on custom units and lower than expected selling prices on units sold from inventory. New model introductions and changes have caused labor inefficiencies and cost overruns that have adversely impacted the margins. Margins on sales of used coaches also declined as lower than expected prices were realized on these units.

Selling and administration expenses increased in 2000 by $3.5 million, a 20 percent increase over 1999. As a percentage of sales, these expenses increased to 11.2 percent in 2000 from 10.3 percent in 1999. As discussed above, these percentages are 2.0 percent and 1.6 percent lower, respectively, than would have been previously reported due to the inclusion of delivery expense in cost of sales rather than selling expenses as discussed above. Trailer segment expenses increased by $1.5 million (17 percent) in 2000, due in part to the following: increased sales personnel wages and commissions due to increased sales, increased expenses related to a new coop advertising program to stimulate sales, increased dealer promotion and training costs, and increased legal expenses related to prosecuting a patent infringement lawsuit. Motorcoach segment expenses increased by $2.0 million (24 percent) due mainly to increased marketing personnel and selling costs related to organization growth in anticipation of expanded sales, and increased research and development costs related to the development of a new motorcoach model.

Interest expense increased by $883,000 in 2000 compared to 1999 due to higher levels of debt in 2000 primarily related to growth in inventory as well as a higher variable interest rate. Other income, including gains on aircraft and other property sales, was about $235,000 less than 1999, primarily due to reduced gains related to aircraft sales.

Income before taxes (IBT) deceased by $3.9 million in the first nine months of 2000 compared to this period last year. This decrease reflects an increase in trailer segment IBT, including corporate and other, of $900,000 and a decline of $4.8 million in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 39 percent in 2000 and 1999.

Liquidity and Capital Resources

The liquidity of the Company is primarily measured by its line of credit availability. During the quarter ended September 30, 2000, line of credit availability declined to a level of $6.8 million from $12.8 million at June 30, 2000. This decline was primarily the result of an $8.1 million increase in new and used motorcoach inventory. These inventories increased for two primary reasons: sales of motorcoaches produced during the third quarter fell short of expectations and the buy-back of motorcoaches at a cost of $2.2 million from a financing institution due to the default of a dealer.

To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of September 30, 2000, approximately 50 percent of the coaches in production and to be completed over the next six months have not been sold to specific customers. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, these is no assurance this will occur. Accordingly, this could further impact the liquidity of the Company.

The shell manufacturer has financed a defined number of motorcoach shells acquired by the Company for a defined period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. Shells acquired in excess of the defined limit must be paid for upon receipt. At September 30, 2000, $17.4 million was owed to the shell manufacturer. Because of an overall slow down in motorcoach sales and other factors, the manufacturer has extended the defined repayment period on these shells for a number of months. As a result, the Company has deferred payments which otherwise would have been due at September 30 of approximately $4.6 million for varying periods over the next nine months. The Company is in the process of negotiating increases in existing lines of credits with its lender and others to finance these shells as they become due. There is no assurance that these requested increases in the line of credit will be approved.

A number of actions are now being taken by the Company to improve its liquidity, including the following: (1) special sales incentives and price reductions are being offered to sell the discontinued Vogue 5000 models and certain used motorcoach units; (2) reductions have been made in the production workforce and the production schedule has been adjusted to reduce the number of units being produced; (3) expenditures are being controlled to reduce the buildup of raw materials before needed by production, to reduce unnecessary overtime, and to control show and exhibit costs and other advertising expenditures; and (4) extension of payment terms for material purchases have been negotiated with certain vendors. If successful, these actions could significantly improve the Company's liquidity. On a long-term basis, the Company is investigating the possibility of increasing existing credit lines and if necessary, issuing unsecured indebtedness to provide additional liquidity.

Assuming a favorable outcome to the foregoing, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels.

Following is a discussion of the principal components of the Company's cash flow for the nine months ended September 30, 2000, as reflected in the Condensed Consolidated Statements of Cash Flow included in Item 1 of this Form 10-Q:

Operating activities in the first nine months of 2000 used net cash of $2.1 million. Net income was $1.2 million. This amount was increased by adjustments for depreciation and amortization of $2.2 million and decreased by other non-cash items in an aggregate net amount of $39,000. Net changes in receivables, inventories and other working capital assets used cash of $18.3 million with substantially all the change resulting from increased inventories primarily related to the motorcoach segment where sales increases have not met expectations. Net increases of accounts payable, customer deposits and other current liabilities provided cash of $12.9 million. These changes include, among other reasons: increases of $11.0 million in accounts payable and accrued liabilities, due in part to an increase in the number of bus shells held on a consignment basis from the manufacturer, increased accruals for anticipated health and workers compensation claims, and increased accruals for amounts due to dealers for holdback discounts. Customer deposits increased by $1.9 million as deposits were received on trailers and motorcoaches to be completed in future quarters. Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time.

Investing activities in the first nine months of 2000 used net cash of $2.1 million, including $2.2 million for property and equipment improvements, $3.0 million provided from an aircraft sale and $2.9 million used for an aircraft purchase transaction.

Financing activities provided net cash of $4.2 million, including new borrowings of $1.3 million for property and equipment purchases, a net increase of $5.0 million in borrowings on the wholesale floor plan and revolving line of credit, a net reduction of $106,000 in aircraft debt and other debt reductions of $2.0 million.

The Company has a working capital line of credit with its primary lender, Firstar Bank. This line has a borrowing limit of $25.0 million based on levels of eligible receivables and inventory and an interest rate of prime less .75% (8.75 percent at September 30, 2000). The maturity date of borrowings under this line is September 24, 2002, subject to renewal and extension. The agreement contains covenants that limit annual capital expenditures, total liabilities in relation to defined tangible net worth and total fixed charges in relation to defined EBITDA. On October 23, 2000, the bank waived compliance with the total fixed charge covenant for the quarter ended September 30, 2000. Borrowings under the line are secured by substantially all assets of the Company. There was $19.9 million borrowed against this line as of September 30, 2000. The Company also has available through Firstar various term notes totaling $3 million as future borrowings for real estate projects and equipment.
There was $1.5 million borrowed on these notes at September 30, 2000.

The Company also has a wholesale floor plan agreement with Deutsche Financial Services to borrow up to $30.0 million (increased from $23.7 million in March, 2000) for financing new and used motorcoaches held in inventory, with interest at prime (9.50% at September 30, 2000) on borrowed funds. This agreement includes covenants requiring maintenance of defined levels of tangible net worth, leverage and working capital as measured by a current ratio. At September 30, 2000, $25.1 million was borrowed on this line.

As discussed in Note 4 to consolidated financial statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $12.3 million at September 30, 2000. During the quarter ended September 30, 2000, the Company repurchased $2.2 million of inventory from a lender under the terms of one of these financing arrangements. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At September 30, 2000, the Company's maximum annual claim exposure under these programs is approximately $6.4 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guarantee payment of claims.

The Company has also made a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project which does not have a definite start date. This expansion will be financed with new borrowings from banks or other financial institutions when it occurs.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2000 are expected to total $1.1 million. The Company may lease a new sales and service center in North Carolina from an entity owned by certain of its principal shareholders. This would be used for selling new and used motorcoaches and to provide maintenance services for motorcoaches and Featherlite trailers and transporters. The terms and conditions of this lease have not yet been finalized but are expected to be comparable to those of the existing facility lease. It is expected this facility will be completed in the first or second quarter of 2001.

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

Trailer segment growth should remain strong. This belief is based on a number of factors, including the strength and quality of the dealer network and positive response from dealers and retail customers to nine new models of trailers introduced throughout 1999 and more changes in 2000. Dealer inventories continue to turn well and inventory levels they maintain have remained stable since the beginning of the year. Trailer segment order backlog remains strong at September 30, 2000 at a level of $20.5 million, including $18.7 million scheduled to be completed in 2000. Backlog was $25.4 million at June 30, 2000 and $16.6 million at September 30, 1999.

We are cautious concerning the motorcoach division. Order backlog has increased from a level of $16.3 million at June 30, 2000 to $21.1 million at September 30, 2000, including $13.7 million scheduled to be completed in 2000. At September 30, 1999, the backlog was $22.9 million, including $17.1 million scheduled to be completed in 1999. The backlog at September 30, 1999 also included $3.8 million of orders for Vogue 5000 units. Production of the Vogue 5000 was discontinued in 2000, as the 6000 model, which will be introduced in the fourth quarter of 2000, will replace this model. No orders will be taken for this new model until it has been formally introduced to the market. In the first half of 2000 the Company also launched a new Featherlite XLII motorcoach and introduced a slide-out version of this new model in the second half of the year. Start up costs related to these new model introductions have caused operational inefficiencies and resulted in cost overruns, which have adversely impacted the motorcoach division. There is no assurance that these problems will not continue to occur until the 6000 model has been introduced and is in the production phase. In support of our focus on direct sales of Featherlite luxury motorcoaches, the Company plans to open a new sales and service center. This opening has been delayed to the first half of next year. This new service center will be in Statesville, N.C. and will further increase Featherlite's brand visibility, direct sales and proximity of its motorcoach service capabilities to many of its existing customers in this growing region.

There are a number of risk factors related to the future operating results of the Company, including the following:

1. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, substantially all of its anticipated aluminum requirements for 2000. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the purchases of aluminum in years beyond 2000, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels "locked-in" for 2000 and the Company is not able to increase prices to cover the higher costs. The Company does not engage in hedging transactions or other use of derivatives in connection with its operations.

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

5. The Company has made increased use of leverage and incurred increased interest and related expenses in the three years ended December 31, 1999 and the nine months ended September 30, 2000. Increased debt has been incurred in connection with financing the operations and facilities expansion at the Featherlite Luxury Coach Division and in financing its inventory and other working capital requirements. The Company may not be able to increase its current borrowing limits for working capital or obtain additional funding for future capital expenditures without the consent of its primary lender due to certain loan covenants related to leverage and fixed charge coverage. Increased leverage and related expenses create risk to future operating results of the Company.

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

8. The Company builds a certain number of luxury motorcoaches on a speculative basis. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could further decrease the liquidity of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated by reference to "Management Discussion and Analysis-Looking Forward and Risk Factors" section of this Form 10-Q for the quarterly period ended September 30, 2000.

                                    PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Exhibit Index on Page 18 following signatures.

(b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FEATHERLITE, INC.
                                      (Registrant)


Date:  November 13, 2000         /S/ CONRAD D. CLEMENT
                                 Conrad D. Clement
                                 President & CEO



Date:  November 13, 2000        /S/ JEFFERY A. MASON
                                Jeffery A. Mason
                                Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                        Quarter Ended September 30, 2000


Exhibit No.          Description

10.1 Amendment No. 4 dated September 25, 2000 to Amended and Restated Agreement for Wholesale Financing with Deutsche Financial Services Corporation

10.2 Letter dated October 17, 2000 amending Revolving Loan and Security Agreement with Finstar Financial Services Inc

27       Financial Data Schedule (filed in electronic format only)