Form 10-K405
period 2000-12-31
FEATHERLITE INC
filed 2001-04-02
CIK 928064

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NO.:   0-24804
DECEMBER 31, 2000

                                FEATHERLITE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          MINNESOTA                                  41-1621676
  (State of Incorporation)                (IRS Employer Identification Number)

                                HIGHWAYS 63 AND 9
                               CRESCO, IOWA 52136
                                 (563) 547-6000
                    (Address of principal executive offices;
                           Issuer's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 2000, was $4,957,000 (based on the last sale price of the registrant's Common Stock on such date).

Shares of without par value Common Stock outstanding at March 7, 2001:
6,535,104.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated Part of this Form 10-K: (1) Annual report to shareholders for the fiscal year ended December 31, 2000 - Part II; (2) Proxy statement for 2001 Annual Meeting - Part III.


===============================================================================

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

         Featherlite, Inc. (formerly Featherlite Mfg., Inc.) was incorporated by current management as a Minnesota corporation in 1988 to acquire the assets of a non-affiliated business which manufactured trailers since the early 1970s under the FEATHERLITE(R) brand name. The Company designs, manufactures and markets over 400 models of both custom made and standard model specialty aluminum and steel trailers primarily through a network of over 240 full-line dealers located in the United States and Canada.

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

         The Company began manufacturing and marketing a custom luxury motorcoach in 1996 primarily through the acquisition of the assets of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. Entry into the luxury motorcoach market was consistent with Featherlite's long-term growth strategy of product diversification. These motorcoaches are marketed under the trade names "Featherlite Vantare(TM) Featherlite Vogue(R) and Featherlite Luxury Coaches(TM).

         Management believes that the Company's non-acquisition related growth has been caused by overall market expansion, particularly in uses related to entertainment and leisure. Demand for the Company's products has been significantly driven by the lifestyles, hobbies and events that are important to Featherlite's target customers. Growth in those product and service categories which could use or require a high quality specialty trailer has created increased demand for the Company's products. Those categories and uses include pickup trucks, sport utility vehicles, all-terrain-vehicles, personal watercraft and snowmobiles; auto races, classic car shows and motorcycle rallies; hobby farming and raising and showing horses; art and craft fairs and expositions; and vending trailers for selling crafts, food and other concessions, such as T-shirts or novelty items. Examples of other users of the Company's trailers include lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable. The number of affluent retirees and business owners who represent the target market for luxury motorcoaches produced by Featherlite is also continuing to grow as the "babyboomer" generation ages. Although 2001 is off to a slower start than expected, management believes Featherlite is positioned to continue as a leader in the leisure, recreation and entertainment categories, including motorsports.

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

         The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite's designation as the "Official Trailer" of NASCAR, Championship

Auto Racing Teams (CART), Indy Racing League ( IRL), Auto Racing Club of America
(ARCA), American Speed Association (ASA), World of Outlaws (W.O.O.), National Hot Rod Association (NHRA). Featherlite has an association with the Ohio All American Quarter Horse Congress, the National Western Livestock Show and Rodeo, United States Team Roping Competition, the National Western Livestock Show, the National High School Rodeo Association and the World's Toughest Rodeo. The Company's luxury motorcoach is the "Official Coach" of NASCAR, NHRA, IRL and CART.

SPECIALTY TRAILER AND MOTORCOACH INDUSTRY

         The Company operates in two principal industries and business segments: specialty trailers and motorcoaches, as discussed in the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the year ended December 31, 2000 which is incorporated herein by reference.

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

Motorcoach Industry

         Bus conversion motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $400,000 to $1,000,000 or more. These motorcoaches are primarily converted from a bus shell that is purchased and completed to provide an interior area designed to the customer's specifications. The target market for these coaches is typically affluent business owners, retirees, and professionals. The Company believes that there are presently seven or more companies in this industry.

PRODUCTS AND SERVICES

         The Company's primary business activity is the manufacture and sale of specialty aluminum trailers under the FEATHERLITE(R) brand name. In 1996, the Company began manufacturing and marketing a custom motorcoach under the name "VANTARE BY FEATHERLITE(R)". In 1998, the Featherlite Vogue brand of motorcoaches was added when the Company purchased the assets of Mitchell Motorcoach Sales, Inc. These motorcoaches are now marketed under the trade names FEATHERLITE VANTARE(TM), FEATHERLITE VOGUE(TM) and FEATHERLITE LUXURY COACHES(TM). In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL(R) series (formerly Econolite) and DIAMOND D(R) brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. Rework and warranty services are also provided for Company-built trailers at the Company's facilities and dealer locations. For 2000, approximately 95% of the Company's revenues were derived from trailer and motorcoach sales.

         The following data illustrate the percentage of the Company's net sales in 1998, 1999 and 2000 (dollars in thousands):

                                                      Years ended December 31,
                          --------------------------------------------------------------------------------
                                     1998                       1999                         2000
                          ------------------------      ----------------------      ----------------------
                           Amount          Percent       Amount        Percent       Amount        Percent
                          --------         -------      --------       -------      -------        -------

Trailers                  $106,409          56.1%        $108,961        48.5%      $121,376         50.1%

Motorcoaches                76,462          40.3          105,890        47.1        108,866         44.9

Other                        6,924           4.2            9,962         4.4         12,244          5.0
                         ---------         -----         --------       -----       --------        -----
Net Sales                 $189,795         100.0%        $224,813       100.0%      $242,486        100.0%
                         ---------         -----         --------       -----       --------        -----

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

         In addition to custom designed trailers, the Company manufactures standard model trailers for inventory which are available for immediate delivery to dealers. In an industry consisting primarily of manufacturers who custom build trailers, the Company's introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 55% of the Company's total trailer sales. The Company's dealer network has enthusiastically endorsed and supported the standard model concept.

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

Motorcoaches

         The Company offers different motorcoach conversion body styles based on the XL and the H models made by a single bus shell manufacturer (Prevost Car Company). Even though the "H" body style is much taller and the layout is considerably different than a typical XL motorcoach, it has become the most popular model requested by customers. The Company offers a "slide-out" model that expands the livable space within the motorcoach. With the addition of the Featherlite Vogue(R) brand, the Company also offers a high quality Class A series motorcoach, a living unit entirely constructed by Featherlite from the ground up on a specially designed motor vehicle chassis. In 2000, the Company introduced two new luxury coach models to its product line, the Featherlite XLII model, which is a Prevost bus conversion, and the Featherlite Vogue 6000LX which is a Class A series motorcoach. The Vogue 6000LX is the industry's first "composite" motorcoach, a vehicle that utilizes composite materials that reduce weight and increase strength.

         The Company's goal is to produce the best performing and most reliable coach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts that were previously developed by Vantare International, Inc. when it was in the business of building yachts.

         About 50 percent of the coaches are built to specific customer order from selected options. The remainder are motorcoaches which are built for demonstration at particular shows or events and resale purposes. Retail prices range from about $400,000 to $1,000,000 or more. There is a risk that certain of the coaches built on a speculative basis may not be sold on a timely basis or at normal profit margins. This may require additional working capital investment and cause the Company to incur additional interest and inventory carrying costs and have an adverse impact on operating results.

         The Company also sells used motorcoaches which are taken as trade-ins from customers on sales of new coaches as well as other used coach sales. There is a risk that the market value of these trade-ins will be reduced before they are resold and adversely impact the Company's operating results.

         Repair services are provided for coaches of customers and others at the Vantare facility in Sanford, Florida and the Vogue facility in Pryor, Oklahoma, as well as at a Company service center in Mocksville, North Carolina and Cresco, Iowa.

Other Business Activities

         In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and coach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 2000 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly-owned subsidiary of the Company, conducts such aircraft dealer activities. Featherlite Aviation Company holds for resale one used aircraft at December 31, 2000. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft create risks to the Company and its operating results. The Company maintains liability insurance policies relating to its aircraft in an amount it believes to be adequate, but there is no assurance that its coverage will continue to be available at an acceptable price or be sufficient to protect the Company from adverse financial effects in the event of claims. Gains on aircraft sales are included in the "Other income" caption in the Company's Consolidated Statements of Operations. The Company's other business activities, excluding aircraft, in the aggregate, accounted for approximately 4.2%, 5.0% and 5.0% of the Company's net sales for 1998, 1999 and 2000, respectively. These activities are included as part of the trailer and motorcoach segments in Note 14 to the Company's Consolidated Financial Statements.

MARKETING AND SALES

Trailers

         The Company markets its trailers primarily through a network of over 240 full-line and limited-line dealers located in the United States and Canada, and one distributor serving Alberta and British Columbia, Canada. Dealers typically handle only a portion of the entire FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) product lines and may sell other steel trailer brands. Featherlite dealers are prohibited by their agreements with the Company from selling other brands of aluminum trailers. No single dealer represents more than 10% of the Company's net sales. The Company's top 50 dealers accounted for approximately 50% of the Company's net trailer sales for 1998, 1999 and 2000. For these periods, 72% or more of the Company's trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily drop deck trailers, specialty trailers and race car transporters. For these periods, approximately 97% of the number of units sold were sold by the dealer network.

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

They also participate with the dealers at trade shows, fairs, rodeos, races and other events to promote the FEATHERLITE(R) brand. Factory representatives also actively seek out potential new dealers and provide sales and product training to dealers and their staff.

Motorcoaches

         Substantially all motorcoaches are sold directly by Company personnel to end user customers. In 1999, the Company established an exclusive relationship with a dealer in seven Western states for sale of the FEATHERLITE VOGUE(R) 5000 line of luxury motorcoaches. This dealer relationship was terminated in June 2000. In September, 1999 the Company opened a new sales and service center in Sanford, Florida, supporting all the FEATHERLITE LUXURY COACHES(TM) product line. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARE(TM) and FEATHERLITE VOGUE(R) motorcoaches. The Company plans to open a new sales and service center in North Carolina in the last half of 2001.

Financing

         A substantial portion of the Company's sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with Nations Credit Commercial Corporation, Deutsche Financial Services Corp, Bombardier Capital, Conseco Finance, Inc. and TransAmerica Commercial Finance Corp. to provide trailer floor plan financing for its dealers. Under these floor plan arrangements, the Company is required in certain circumstances to repurchase for the remaining unpaid balance, including finance charges plus costs and expenses, any repossessed trailers financed through such arrangements. At December 31, 2000, the Company is contingently liable for $12.0 million under these repurchase arrangements. Although the Company has not been required to make any significant payments or repurchases to date from its trailer dealers (approximately $600,000 in 1999 and $80,000 in 2000), there can be no assurance that such obligations will not, in the future, adversely impact the Company.

         Conseco Finance, Inc. and Featherlite Credit Corporation, a corporation owned by certain of the Company's officers and directors, provide retail financing to end user customers of the Company's trailer dealers. There is no recourse to the Company on these retail financing arrangements.

         The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on these retail financing arrangements. The Company has a wholesale floor plan agreement with a company to finance a portion of the new and used motorcoaches held in inventory. In 2000, the Company was required to repurchase motorcoaches for $2.2 million from a financial institution when its sole motorcoach dealer defaulted on its financing agreement. There are no other repurchase agreements for wholesale financing of motorcoaches with dealers at December 31, 2000.

Promotions

         The Company's marketing is designed to advance consumer awareness of the Featherlite brand and position it so that the unique strengths and benefits of Featherlite products are clearly known. Furthermore, the Company's national advertising campaigns are designed to motivate customers into action: to call a toll-free number for free product information and the location of their nearest Featherlite dealers and/or visit the Company's website for more comprehensive description of product features and benefits. Market intelligence is gathered which assists the Company craft its message and reach the most productive target constituencies. Benefit and demographic segmentation are utilized to more accurately target specific groupings of people within each product cluster. Quarter Horse Journal, Western Horseman, Horse & Rider, Thoroughbred Times and Horse Illustrated are some of the varied publications utilized to reach a diverse customer base in the horse market. Similar selected groupings of publications are utilized to target the various Company markets: automotive, livestock/farm, recreational and utility, and mobile marketing. Over 100 publications in various product segments are advertising vehicles for the Company. In addition, the Company utilizes television advertising, primarily on racing programs carried on cable networks. Featherlite video is supplied to large arenas for use on sponsor jumbotrons and electronic message boards.

         The Company produces approximately 40 different brochures, catalogues and flyers that support direct mail initiatives and help satisfy consumer inquiries.

         The Company promotes its motorcoach segment directly in user group publications such as Family Motorcoaching magazine and RV Trader, which can target specific high potential markets for pre-owned coaches. In addition, the Company places classified and display advertising into high sales-potential periods in the Wall Street Journal and selected regional metropolitan newspapers near the Company's sales centers. Outdoor advertising is also used along high-traffic interstate corridors. In addition, the Company participates in the Family Motor Coach Association rallies twice each year, the Tampa RV Show and numerous other shows and rallies. The Company's coach products are also represented at motorsports events where other Featherlite products are promoted and where Featherlite already has a customer base.

         The Company expanded its public and media relations focus in the last quarter of 2000 and actively pursues regional and national media coverage of the uniqueness of the Company as well as its new product introductions.

         An example of the Company's specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the "Official Trailer" of NASCAR, Championship Auto Racing Teams (CART), National Hot Rod Association (NHRA), Indy Racing League (IRL), Auto Racing Club of America
(ARCA), American Speed Association (ASA), National Hot Road Association (NHRA), World of Outlaws (W.O.O.), the Indianapolis Motor Speedway and Speedway Motor Corporation's race tracks and the "Official Coach" of NASCAR, IRL, NHRA and CART. Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour. The 2001 NASCAR Featherlite Southwest Tour is comprised of nineteen events in various cities in Arizona, California, Utah, New Mexico, Nevada and Colorado. The NASCAR Featherlite Modified Tour schedule takes place primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, ARCA, IndyCar, nostalgic, sprint car, off road, motorcycle and motocross.

         In addition to the racing industry, the Company sponsors or is associated with the All American Quarter Horse Congress, the Professional Bull Riders Association, United States Team Roping Championship, Appaloosa Horse Club, United States Combined Training Association, National High School Rodeo Association and the National Western Livestock Show, as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company's dealers attend approximately 1,200 such events each year staffing display and sales booths and meeting with the public.

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

Utility..................................     Wells Cargo, PACE, Haulmark, US Cargo, Cargo Mate

Car Trailers and
Race Car Transporters....................     HighTech, Competition, Concept, Wells Cargo, Haulmark, PACE, Sooner

Competition - Motorcoaches

         The motorcoach industry is highly competitive, particularly in XL and high-end Class A models, with seven or more manufacturers. Featherlite is the dominant producer of H model bus conversion coaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The brand names of the Company's principal competitors in this industry, all of which are located domestically, include, among others: Marathon, Liberty, Country Coach, Angola, Monaco, and Custom.

MANUFACTURING

         The Company manufactures substantially all of its trailers at plants located in Cresco, Nashua and Shenandoah, Iowa. In 2001, a decision was made to close the Nashua location which the Company plans to complete by the end of April, 2001. Featherlite has an agreement with one other company to manufacture certain trailers. Under the agreement, the Company supplies specifications to the manufacturer. The manufacturer, which is prohibited from manufacturing trailers for any other entities without Featherlite's consent, purchases the materials and provides labor and overhead expenses to manufacture the trailers for contractually agreed upon prices. Such trailers constituted less than 1% of net trailer sales for 2000.

         Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company's business, fluctuate daily in the open market. As discussed below, the Company has obtained fixed price contracts from suppliers to reduce the risk related to fluctuations in the cost of aluminum for 2001. There is a risk to future operating results if the Company is unable to obtain fixed contracts to reduce the effect of fluctuations in the price of aluminum for the remainder of its 2001 requirements.

         The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including: Alcoa Extrusions, Inc., Western Extrusions Corporation, Easco Aluminum, INDALEX, Inc. and Aluminum Shapes, LLC and the majority of its sheet metal from two large suppliers, Reynolds Aluminum Co. and Vincent Metal Goods. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with certain of the above suppliers to fill about 80 percent of its projected needs for aluminum in 2001. In the event that one or more of the Company's suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company's production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. Increases in prices of aluminum and other supplies may adversely affect margins on the Company's products.

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

         In the manufacturing process, the Company seeks to maximize production efficiency by using weekly production schedules which allocate scheduled trailers to specific production lines within each plant. The Company generally follows a build-to-order policy to control inventory levels. If orders cannot be filled from any inventory maintained by the Company, they are scheduled for production. Inventory pool trailers may be scheduled to maximize the efficiency of the production lines. Lear manufacturing concepts and principles are being taught and implemented in all areas of manufacturing.

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

         The Company manufactures all of its motorcoaches at plants located in Sanford, Florida and Pryor, Oklahoma. Except for the coach shell, engines and transmissions for Class A models and electronic equipment, various kitchen and bathroom fixtures and accessories and other purchased items, the Company fabricates all the components for its coaches, including building the chassis for Class A type motorcoaches. The Company completes the conversion by finishing the interior of the purchased shell to the layout and design requirements of the customer or its specifications. All design engineering, plumbing, cabinetry and upholstery required to complete the coach is done by Company personnel. In January, 2001 the Company announced that it would transfer production of certain bus conversion models from its Pryor, Oklahoma facility to its Sanford, Florida facility and would use the Pryor, Oklahoma facility to focus on the development and production of the Featherlite Vogue(R) series, including the 6000LX model which was unveiled to the public in November 2000.

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

         The Company purchases engines and transmissions from local dealers. The Company does have an informal commitment from the dealers for sufficient transmissions and engines to meet projected requirements for 2001. In the event the dealers are unable to deliver engines and transmissions to the Company, the Company's revenues and profits could be materially and adversely affected.

BACKLOG

         At December 31, 2000 the Company had unfilled confirmed orders from its customers in the amount of approximately $30.7 million, including $15.9 million in motorcoach orders, compared with $33.1 million, including $17.2 million in motorcoaches, at December 31, 1999. All orders in backlog at December 31, 2000 are expected to be filled during 2001.

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

         The Company has a United States trademark for "VANTARE BY FEATHERLITE(R)" for use in conjunction with motorcoaches and yachts in the United States and FEATHERLITE VOGUE(R) for motorcoaches in the United States. The Company is also in the process of registering two new trademarks, "FEATHERLITE VANTARE(TM)" and "FEATHERLITE LUXURY COACHES(TM)", for motorcoaches in the United States.

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

         The Company warrants for one year the workmanship and materials related to certain parts of the motorcoach conversion. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturer of the shell, transmission and engine generally is for two years. In August 2000, the Company began offering a limited warranty on certain specified components of the FEATHERLITE VANTARE(TM) motorcoach for 36 months.

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

EMPLOYEES

         As of December 31, 2000, the Company had 1,727 employees, of whom 1,687 are full-time and 40 are part-time as follows: Production and production support
- 1,483, Sales and Marketing - 145, and Administration - 99. In 2001, the total number of employees will be reduced by about 250 as the result of plant restructurings and closings at locations in Pryor, Oklahoma and Nashua, Iowa.

         The Company is not a party to any collective bargaining agreements and believes that it has good working relationships with its employees.

         The Company's success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer. The loss of Mr. Clement's services could have a material adverse effect on the Company's business and development. There can be no assurance that an adequate replacement could be found for Mr. Clement in the event of his departure. The Company carries a $10 million term life insurance policy on Conrad Clement and a $5 million term life insurance policy on Tracy Clement, Executive Vice President.

         The Company has three separate agreements with Iowa community colleges which provided the Company approximately $870,000 for job training purposes over a period from 1992 to 1999. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company's Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

CAUTIONARY STATEMENTS

Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate," and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements. Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite's actual results and could cause Featherlite's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of,
Featherlite:

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

o Inability of graphics/paint subcontractor to complete custom specified paint and graphic designs delaying delivery of specialty trailers;

o Inability of motorcoach shell manufacturer to deliver shells on a timely basis; inability to sell motorcoaches made on a spec basis at normal profit margins;

o Declines in market value of motorcoaches taken as trade-in on new motorcoach or used motorcoach held for resale;

o Inability of engine and transmission manufacturers to deliver engines/transmissions on a timely basis.

o Effects of changes within Featherlite's organization, including the loss of the services of key management personnel, particularly Mr. Conrad Clement, President and Chief Executive Officer.

o Availability of increased levels of financing and cash from operations necessary to improve the company's net liquidity deficiency, which has raised substantial doubt about the company's ability to continue as a going concern.

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

o Unanticipated costs associated with closing the Company's Nashua, Iowa, facility and moving coach conversion operations from Pryor, Oklahoma, to Sanford, Florida.

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

     The Company has production and warehouse facilities in Cresco, Nashua and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet including a 140,000 square foot expansion completed in March 1995 and a 20,000 square foot expansion in 1998. Three buildings, totaling approximately 156,000 square feet of Company owned space and 30,000 square feet of leased space, are used for production of trailers and fabrication of components. A 58,000 square foot building is used, pursuant to a lease, for custom interior finishing and a 14,000 square foot building, which the Company owns, is used for storage of raw materials. In 1998 and again in 2000, the Company indefinitely deferred plans to build a warehouse facility for raw material storage at its Cresco location.

         The Shenandoah facilities include a 117,000 square foot manufacturing facility purchased in October 1995 in connection with the DIAMOND D(R)acquisition. The Company-owned Nashua facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant/office building. In 1998, the Company sold two of the three buildings owned in Grand Meadow, Minnesota that were used as the Company's corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. The Company currently is attempting to sell the remaining Grand Meadow facility which consists of about 11 acres of land and a small warehouse facility. In 2001, the Company decided to close the Nashua plant facility and will attempt to sell the property.

         In July 1996, the Company acquired office and production facilities and other assets of Vantare International, Inc. in Sanford, Florida. This facility includes approximately 55,000 square feet of production and office space and is used for the conversion of luxury motorcoaches. This facility is owned by Seminole Port Authority and is being leased by the Company at an approximate annual cost of $388,000 under the terms of an operating lease which expires in 2007. These facilities were expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. In 1997, vacant land near the Vantare facilities was purchased for future expansion and in October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project including land and development costs was approximately $5.5 million.

         In September 1996, the Company leased property in Mocksville, North Carolina, under the provisions of an operating lease which has an initial term of ten years with options to extend the initial term up to ten years. These facilities are being used to provide service for Featherlite trailers and transporters and for the retail sale of Featherlite luxury coaches. The Company is planning to lease a new sales and service center in North Carolina from an entity owned by certain of its shareholders. This facility is expected to be completed in the last half of 2001. It will be used for selling new and used motorcoaches and Featherlite specialty trailers and transporters.

         In May 1998, the Company acquired office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma. This facility includes approximately 150,000 square feet of production and office space and is used to manufacture luxury motorcoaches. It is owned by Oklahoma Ordnance Works Authority and is being leased to the Company at an approximate annual cost of $299,000 under the terms of an operating lease which expires in March, 2011. In September 2000, the Company leased approximately 15 acres of land adjacent to this facility at an approximate annual cost of $27,000 for a period expiring in March 2011. This land will be used for trailer sales and additional parking space.

ITEM 3. LEGAL PROCEEDINGS

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company:


     Name of
Executive Officer                 Age       Present Position with Company
-----------------                 ---       ------------------------------
 Conrad D. Clement                 57       President, Chief Executive Officer and Director

 Jeffery A. Mason                  60       Chief Financial Officer and Director

 Tracy J. Clement                  34       Executive Vice President and Director

 Gary H. Ihrke                     54       Vice President of Operations & Secretary

 Eric P. Clement                   31       Vice President of Sales

 Larry D. Clement                  54       Treasurer


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

         JEFFERY A. MASON has been the Chief Financial Officer of the Company since August 1989 and has been a director of the Company since June 1993. From 1969 to 1989, Mr. Mason served in various financial management capacities with several companies, including Arthur Andersen LLP and Carlson Companies. Mr. Mason is a certified public accountant.

         TRACY J. CLEMENT has been Executive Vice President and a director of the Company since 1988. Prior to 1988, Mr. Clement was a shareholder and manager of several farm equipment and agricultural businesses with his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation.

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

         ERIC P. CLEMENT has been Vice President of Sales since March 1996 after service as Vice President of Operations since January 1991 and was previously a director of the Company. Prior to that time, Mr. Clement attended college and worked part time for businesses owned by his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation.

         LARRY D. CLEMENT has been Treasurer of the Company since 1988 and was previously secretary and a director of the Company. He has also been the owner and President of several auto and truck dealerships since 1971. Mr. Clement is the President and Secretary of Clement Auto & Truck, Inc., a
FEATHERLITE(R)dealer. Mr. Clement is the brother of Conrad D. Clement.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by Item 7A is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Except for the reports of the Company's current independent public accountants and previous independent auditors, which are set forth below, the information required by Item 8 is incorporated herein by reference to the consolidated financial statements and notes thereto which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Featherlite, Inc.

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. ( a Minnesota corporation) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' investment and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is unable to ascertain whether it will have sufficient liquidity available under is existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its revolving loan and security agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
March 30, 2001

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Featherlite, Inc.
Cresco, Iowa

We have audited the accompanying consolidated statements of operations, changes in shareholders' investment and cash flows of Featherlite, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                       McGLADREY AND PULLEN, LLP

Rochester, Minnesota
February 8, 1999




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                               Previously reported

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED AS PART OF THIS REPORT:

             (1)  CONSOLIDATED FINANCIAL STATEMENTS:

                   Index to Consolidated Financial Statements

                                                                                Page
                                                                                ----
                  Report of Independent Public Accountants...................... 15
                  Independent Auditor's Report ................................. 16
                  Balance Sheets at December 31, 2000 and 1999..................   *
                  Statements of Operations for each of the years
                    ended December 31, 2000, 1999 and 1998......................   *
                  Statements of Cash Flows for each of the years
                    ended December 31, 2000, 1999 and 1998......................   *
                  Statements of Shareholders' Investment for each
                    of the years ended December 31, 2000, 1999 and 1998.........   *
                  Notes to Consolidated Financial Statements....................   *

             (2)  FINANCIAL STATEMENT SCHEDULES:

                  Schedule II -- Valuation and Qualifying Accounts.............. 18

             (3)  EXHIBITS.  See Exhibit Index on page following signatures.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

--------------

* Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, portions of which are included with this Form 10-K as Exhibit 13.




                               FEATHERLITE, INC.

          SCHEDULE II -- SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                                                 Additions
                                                              ---------------------------------------------
                                              Balance at      Charged to      Charged to                          Balance
                                               Beginning       Costs and         Other                            at End
Description                                    of Period        Expenses        Accounts      Deductions(1)      of Period
-----------                                   ----------      ----------      ----------      -------------      ---------
Year ended December 31, 1998
  Allowance for doubtful accounts............      $67            $50                              $53             $ 64

Year ended December 31, 1999
  Allowance for doubtful accounts............       64             49                               48               65

Year ended December 31, 2000
  Allowance for doubtful accounts............       65            163                               48              180

--------------

(1) Write off of doubtful accounts

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FEATHERLITE, INC.

                                       By: /s/ Conrad D. Clement
                                       ----------------------------------------
                                       Conrad D. Clement
Date:  March 27, 2001                  President and Chief Executive Officer

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


Signature                                    Title                       Date
---------                                    ------                      ----
/s/ Conrad D. Clement                        President, Chief            March 27, 2001
----------------------------------------     Executive Officer and
Conrad D. Clement                            Director (Principal
                                             Executive Officer)

/s/ Jeffery A. Mason                         Chief Financial Officer     March 27, 2001
----------------------------------------     and Director (Principal
Jeffery A. Mason                             Financial and Accounting
                                             Officer)

/s/ Tracy J. Clement                         Executive Vice President    March 27, 2001
----------------------------------------     and Director
Tracy J. Clement

/s/ Charles A. Elliott                       Director                    March 27, 2001
----------------------------------------
Charles A. Elliott

/s/ Thomas J. Winkel                         Director                    March 27, 2001
----------------------------------------
Thomas J. Winkel

/s/ Kenneth D. Larson                        Director                    March 27, 2001
----------------------------------------
Kenneth D. Larson

/s/ Terry E. Branstad                        Director                    March 27, 2001
----------------------------------------
Terry E. Branstad

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  EXHIBIT INDEX
                                       TO
                         FORM 10-K FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                            -------------------------

                                FEATHERLITE, INC.

      EXHIBIT
       NUMBER                                                   DESCRIPTION
     ---------        ---------------------------------------------------------------------------------------------
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


        10.9          **1994 Stock Option Plan, including Form of Incentive Stock Option Agreement-- incorporated by reference to Exhibit 10.2 to Company's S-1 Registration Statement, Reg. No. 82564*

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

       10.14          Inventory Repurchase Agreement, dated February 27, 1995, between the Company and TransAmerica
                      Commercial Finance Corporation -- incorporated by reference to Exhibit 10.23 to Company's Form
                      10-K for the fiscal year ended December 31, 1995*

       10.15          Agreement for wholesale financing dated October 3, 1996 between the Company and Deutsche
                      Financial Services-- incorporated by reference to Exhibit 10.22 to Company's 10-K for the fiscal year ended December 31, 1996*

       10.16          **Amendment to 1994 Stock Option Plan dated May 14, 1996 -- incorporated by reference to
                      Exhibit 10.23 to Company's 10-K for the fiscal year ended December 31, 1996*

       10.17          Real Estate Promissory Note, dated November 30, 1998 in the amount of $4,000,000 to First
                      Union Bank--incorporated by reference to Exhibit 10.19 to the Company's 10-K for the year ended
                      December 31, 1998*

       10.18          Swap Transaction Confirmation dated November 30, 1998 between the Company and First Union Bank incorporated by reference to Exhibit 10.20 to the Company's 10-K for the year ended December
                      31, 1998*

       10.19          Lease Agreement with Clement Enterprises for Rental of Aircraft- incorporated by reference to
                      Exhibit 10.1 to Company's Form 10Q for the quarter ended June 30,1999*

       10.20          Agreement with Clement Enterprises to Purchase Aircraft- incorporated by reference to Exhibit
                      10.1 to Company's Form 10Q for the quarter ended September 30, 1999*

       10.21          Amendment dated January 5, 2000 to Revolving Loan and Security Agreement between Firstar
                      Financial Services and the Company *

       10.22          Mortgage and Security Agreement  dated October 15, 1999 between the Company and First Union
                      National Bank in the amount of $1,140,640*.

       10.23          Amendment No. 3 to Amended and Restated Agreement for Wholesale Financing with Deutsche
                      Financial Services Corporation -incorporated by reference to Exhibit 10.1 to the Company's
                      Form 10-Q for the quarter ended March 31, 2000*

       10.24          Amendment No. 4 dated September 29, 2000 to Amended and Restated Agreement for Wholesale
                      Financing with Deutsche Financial Services Corporations-incorporated by reference to Exhibit
                      10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000.*


       10.25          Letter dated October 17, 2000 amending Revolving Loan and Security Agreement with Firstar
                      Financial Services, Inc--incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000.*

       10.26          Letter agreement with Reynolds Aluminum Supply Company dated October 30, 2000.***

       10.27          Letter agreement with Aluminum Shapes L.L.C. dated October 26, 2000.***

       10.28          Letter agreement with Alcoa Extrusions, Inc. dated October 27, 2000.***

       10.29          Fixed-Price Purchase and Sales Agreement with Indalex, Inc. dated March 20, 2001***

       10.30          Fixed-Price Purchase and Sales Agreement with Indalex Inc. dated March 20, 2001***

       10.31          Letter agreement with Aluminum Shapes LLC dated March 23, 2001***

       10.32          Letter agreement with Alcoa Extrusions, Inc dated March 14, 2001***

       10.33          Letter agreement with Alcoa Extrusions, Inc. dated March 14, 2001***

       10.34          Letter agreement with Alcoa Extrusions, Inc. dated March 6, 2001***

       10.35          Third Amendment to Revolving Loan and Security Agreement with Firstar Bank,N.A. dated as of March
                      31, 2001

        13            Portions of annual report to shareholders for  the fiscal year ended December 31, 2000 incorporated by reference in this Form 10-K

        21            Subsidiaries of the Company:


                        Name                               State of Incorporation
                        ----                               ----------------------
                      Featherlite Aviation Company         Minnesota

        23.1          Consent of Arthur Andersen LLP

        23.2          Consent of McGladrey & Pullen, LLP

         24           Powers of Attorney of directors-- included under the "Signatures" section of this Form 10-K


* Incorporated by reference to a previously filed document or report (File #0-24804, unless otherwise indicated)

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K

*** Portions of these documents have been omitted pursuant to a request for confidential treatment.