Form 10-Q
period 2001-03-31
FEATHERLITE INC
filed 2001-05-10
CIK 928064

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

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                               -----------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------

Commission File Number:  0-24804
                        ---------

                               Featherlite, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                          41-1621676
---------------------------------                        -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


Highways 63 & 9, P.O. Box 320, Cresco, IA                       52136
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

                                  319/547-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


                       6,535,104 Shares as of May 10, 2001


================================================================================

                                FEATHERLITE, INC.

                                      INDEX


                                                                                   Page No.
                                                                                   --------
         Index . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Part I.  Financial Information:

              Item 1. Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance sheets
                  March 31, 2001 and December 31, 2000. . . . . . . . . . . . . . . . 3

                  Condensed Consolidated Statements of Income
                  Three Month Periods Ended March 31, 2001 and 2000 . . . . . . . . . 4

                  Condensed Consolidated Statements of Cash Flows
                  Three Month Periods Ended March 31, 2001 and 2000 . . . . . . . . . 5

                  Notes to Consolidated Financial Statements. . . . . . . . . . . . . 6

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . . . . . . . 9

              Item 3. Quantitative & Qualitative Disclosures about Market Risk . . . 16

         Part II. Other Information:

              Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 16

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                          PART I: FINANCIAL INFORMATION

ITEM 1:

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
              (IN THOUSANDS)

                                                                                   MARCH 31,            DECEMBER 31,
                                     ASSETS                                           2001                  2000
                                                                                   ---------            ------------
Current assets
  Cash                                                                             $    244               $    331
  Receivables                                                                         6,132                  6,356
                                                                                   --------               --------
  Inventories
    Raw materials                                                                    10,269                 11,350
    Work in process                                                                  12,770                 20,833
    Finished trailers/motorcoaches                                                   29,043                 31,610
    Used trailers/motorcoaches                                                       27,270                 24,598
                                                                                   --------               --------
    Total inventories                                                                79,352                 88,391
                                                                                   --------               --------

  Prepaid expenses                                                                    1,666                  2,219
  Deferred taxes                                                                      2,405                  2,381
                                                                                   --------               --------
  Total current assets                                                               89,799                 99,678
                                                                                   --------               --------

Property and equipment,net                                                           19,718                 19,958

Other assets                                                                          4,288                  4,323
                                                                                   --------               --------
                                                                                   $113,805               $123,959
                                                                                   ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                             $  2,091               $  2,031
  Wholesale financing and other notes payable                                        28,105                 30,215
  Motorcoach shell costs payable                                                     10,704                 15,833
  Accounts payable                                                                    9,427                 10,121
  Accrued liabilities                                                                 7,291                  8,431
  Customer deposits                                                                   2,084                  3,078
                                                                                   --------               --------
   Total current liabilities                                                         59,702                 69,709

Long-term debt, net of current maturities                                            29,474                 29,641

Other long term liabilities                                                             594                    597

Commitments and contingencies (Note 6)

Shareholders' equity                                                                 24,035                 24,012
                                                                                   --------               --------
                                                                                   $113,805               $123,959
                                                                                   ========               ========




See notes to consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                      ----------------------------
                                                                                                         2001               2000
                                                                                                      ----------         ---------
Net sales                                                                                             $   64,681         $  69,034
Cost of sales                                                                                             57,656            59,748
                                                                                                      ----------         ---------
   Gross profit                                                                                            7,025             9,286
Selling and administrative expenses                                                                        5,808             7,479
                                                                                                      ----------         ---------
   Income from operations                                                                                  1,217             1,807
Other income (expense)
  Interest                                                                                                (1,332)           (1,077)
  Other, net                                                                                                 224               339
                                                                                                      ----------         ---------
  Total other expense                                                                                     (1,108)            ( 738)
                                                                                                      ----------         ---------
Income before income taxes                                                                                   109             1,069
Provision for income taxes                                                                                    45               417
                                                                                                      ----------         ---------
Net income                                                                                            $       64         $     652
                                                                                                      ==========         =========


Net income per share - basic and diluted                                                              $     0.01         $    0.10
                                                                                                      ----------         ---------

Average common shares outstanding-basic and diluted                                                        6,535             6,535
                                                                                                      ----------         ---------







See notes to consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                   -----------------------
                                                                                     2001           2000
                                                                                   --------       --------
Cash provided by (used for) operating activities
Net income                                                                         $     64       $    652
Depreciation & amortization                                                             634            688
Other non cash adjustments, net                                                         (26)           (35)
Increase in working capital, net                                                      1,730          3,354
                                                                                   --------       --------
    Net cash provided by operating activities                                         2,402          4,659
                                                                                   --------       --------

Cash provided by (used for) investing activities
Purchases of property and equipment, net                                               (257)          (867)
Proceeds from sale of aircraft and other property, net                                   49             96
                                                                                   --------       --------
    Net cash used for investing activities                                             (208)          (771)
                                                                                   --------       --------

Cash provided by (used for) financing activities
Change in short-term debt                                                            (2,110)        (1,840)
Change in long-term debt                                                             (  171)        (1,946)
                                                                                   --------       --------
   Net cash used for financing activities                                            (2,281)        (3,786)
                                                                                   --------       --------

   Net cash increase (decrease) for period                                              (87)           102
Cash balance, beginning of period                                                       331            248
                                                                                   --------       --------

Cash balance, end of period                                                        $    244       $    350
                                                                                   ========       ========



See notes to consolidated financial statements

                                FEATHERLITE,INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2000 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months ended March 31, 2001 and 2000. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

Certain 2000 amounts in the accompanying condensed financial statements have been reclassified to conform to 2001 presentation. The reclassifications had no effect on previously reported income or total shareholders' investment.

Note 2.  Going Concern Basis of Presentation

The accompanying consolidated financial statements for the quarter ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In each of the past three years ended December 31, 2000, the Company required cash from other sources to fund its operations, primarily due to operating losses in the motorcoach segment and working capital used to fund a buildup in motorcoach inventory. While the Company generated sufficient cash during the current quarter to fund current operations, reductions in receivables and inventories reduced amounts available to borrow on its lines of credit. As a result, there was no improvement in its overall liquidity position. The Company has $3.2 million available to borrow at March 31, 2001 on its existing lines of credit, the same amount as was available at December 31, 2000. At March 31, 2001, the current order backlog for trailers and motorcoaches has declined below levels at comparable dates a year ago. This could further reduce the Company's liquidity until new order volume increases and/or additional financing is secured. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations. Management has efforts in place to obtain additional funds through additional debt financing and to reduce costs and related near term working capital requirements so the Company will meet its obligations and sustain its operations. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flow from operations will be sufficient to allow it to meet its obligations as they come due.

Note 3: Adoption of New Financial Accounting Standard

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS no. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company uses an interest rate swap agreement to convert a portion of a variable rate bank note to an effective fixed rate of 7.34 percent. In accordance with the transition provisions of SFAS No. 133, upon adoption of this standard, the Company recorded a net of tax cumulative effect type adjustment of $11,000 in accumulated other comprehensive income to recognize the fair value of the interest rate swap designated as a cash flow hedging instrument. The derivative was also recognized on the balance sheet as an adjustment to long-term debt by the derivative's fair value, a $17,000 gain.

Note 4: Other Assets

There were no aircraft sales during the three month period ended March 31, 2001. During the three month period ended March 31, 2000, an aircraft was purchased at a cost of $2.9 million and subsequently resold for $3.0 million, with a gain of $105,000 realized on the sale.

Note 5: Financing Arrangements

The Company is in compliance with all covenants of financing arrangements as of March 31, 2001.

The Company is a party to an interest rate swap. During the first quarter of 2001, the fair market value of this swap declined to a loss of $52,000,net of tax, which was recorded as a comprehensive (loss) as shown in Note 8.

Note 6: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $13.6 million at March 31, 2001 and $12.0 million at December 31, 2000. During the three months ended March 31, 2001, the Company was not required to make any repurchases under these arrangements.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $6.5 million, including $2.2 million accrued for estimated unpaid claims at March 31,2001, and December 31, 2000. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guaranty settlement of claims.

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

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expenses under these operating leases is estimated to be $1.2 million for 2001 before the addition of a lease related to a new sales and service center in North Carolina. This facility is expected to be completed in the third quarter of 2001 and will be leased from an entity owned by certain of the principal shareholders of the Company. The terms and conditions of this lease have not yet been finalized but will no less favorable to the Company than those available from unrelated third parties.

The Company has obtained fixed price commitments from certain suppliers for about 80 percent of its expected aluminum requirements in 2001 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company's trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

Note 7: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):


                                                                             Mar. 31,    Dec. 31,
                                                                               2001       2000
                                                                            --------    --------
Common stock - without par value;
   Authorized-  40 million shares;
   Issued-      6,535 shares at Mar. 31, 2001
                6,535 shares at Dec. 31, 2000                               $ 16,595    $ 16,595
Additional paid-in capital                                                     4,062       4,062
Accumulated other comprehensive loss                                             (41)         --
Retained earnings                                                              3,419       3,355
                                                                            --------    --------
         Total Shareholders' equity                                         $ 24,035    $ 24,012
                                                                            ========    ========


In the first quarter the Company recorded as other comprehensive income an unrealized loss of $52,000,net of tax, in the fair market value of an interest rate swap.

Note 8: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

         Total comprehensive income is as follows:

                                                                            Three Months Ended
                                                                              March 31, 2001
                                                                            ------------------
         Net income                                                               $  64
         Cumulative effective adjustment of
          interest rate swap agreement, net of tax                                   11
         Loss on interest rate swap agreement, net of tax                           (52)
                                                                                  -----
                           Total comprehensive income                             $  23
                                                                                  -----


At March 31, 2001 the interest rate swap adjustment was the only component of accumulated other comprehensive loss.

Note 9: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 822,906 shares at March 31, 2001 and 475,506 at December 31,2000. These options were granted at prices ranging from $2.56-$7.25 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 367,300 shares have been granted in 2001. Options totaling 20,000 shares were exercised or forfeited during the three months ended March 31, 2001.

Note 10: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                                              2001          2000
                                                                             ------        -------
     Net income available to common shareholders                             $   64        $  652
     Weighted average number of shares outstanding - basic                    6,535         6,535
     Dilutive effect of stock options                                            --            --
     Weighted average number of shares outstanding - dilutive                 6,535         6,535
     Net income per share - basic and diluted                                $  .01        $  .10

Note 10: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Management evaluates the performance of each segment based on income before income taxes.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before income taxes and assets are as follows for the three month periods ended March 31, 2001 and 2000 (in thousands):

                                                                                             Corporate and
                                                         Trailers         Motorcoaches           other           Total
                                                        ---------         ------------       -------------      --------
2001
Net sales to unaffiliated customers                     $  30,049           $  34,632          $     --         $ 64,681
Income (loss) before income taxes                             819                (357)             (353)             109
Identifiable assets                                        35,348              71,033             7,424          113,805

2000
Net sales to unaffiliated customers                     $  34,650           $  34,384          $     --         $ 69,034
Income (loss) before income taxes                           2,474              (1,220)             (185)           1,069
Identifiable assets                                        40,167              76,735             7,496          124,398



Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion pertains to the Company's results of operations and financial condition for the three-month periods ended March 31, 2001 and 2000.

Results of Operations

         Three months ended March 31, 2001 and 2000

On a consolidated basis, the Company's net income for the first quarter ended March 31, 2001, was $64,000 or $0.01 cent per diluted share, compared with $652,000 million, or 10 cents per diluted share, in the first quarter of 2000.

Net sales for the quarter decreased by 6 percent to $64.7 million in 2001 compared with $69.0 million in 2000. This included a 13 percent decrease in sales of specialty trailers and transporters, which were down in all categories. Motorcoach segment sales were up about 1 percent, including an increase of 38 percent in sales of new bus conversion coaches substantially offset by a 28 percent decrease in sales of used coaches.

Gross profit margin decreased by $2.3 million to $7.0 million in the first quarter of 2000 from $9.3 million in 2000. As a percentage of sales, gross profit margin for the quarter was 10.9 percent compared to 13.5 percent in 2000. This decline in margin reflects lower margins realized on sales in the trailer segment. Trailer margins were 5.4 percentage points lower than 2000 due to unfavorable material usage, unfavorable labor and overhead utilization related to the Nashua plant closure and other inefficiencies caused by reduced trailer production volume and cost increases. Motorcoach gross profit margins improved slightly as improved margins realized on new motorcoach sales were substantially offset by lower margins realized on sales of used units and costs related to reducing the workforce at the Pryor, Oklahoma manufacturing facility.

Selling and administrative expenses decreased in 2001 by $1.7 million, a 22 percent decrease from 2000. As a percentage of sales, these expenses decreased to 9.0 percent in 2001 from 10.8 percent in 2000. Trailer segment expenses decreased by 20 percent due to reductions in both advertising and promotion related expenses, reduced personnel costs and lower legal expenses. Motorcoach segment expenses decreased by 25 percent due to reduced marketing personnel and selling costs.

Interest expense increased by $255,000 in 2001 compared to 2000 due to higher levels of debt in 2001 for working capital mainly related to the motorcoach segment. Other income declined by $115,000 as the result of decreased gains on sales of aircraft and other property sales and reductions in other miscellaneous income items.

Income before taxes (IBT) decreased by almost $1.0 million in the first quarter of 2001 compared to the same quarter last year. This decrease reflects a decrease in trailer segment and corporate IBT of almost $1.8 million and an improvement of $800,000 in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 41 percent in 2001 compared to 39 percent in 2000. The increased provision rate in 2001 reflects a reduction in certain Federal and state tax credits received in 2000.


Liquidity and Capital Resources

The liquidity of the Company is primarily measured by its cash flow from operations together with amounts available to borrow on its approved lines of credit with a bank and a wholesale financing company. During the quarter ended March 31, 2001, the Company's operating activities provided net cash of $2.4 million. This amount, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company's lines of credit. The Firstar line of credit availability was also increased by a $1.5 million special advance until May 31, 2001 at which time it is subject to renewal. These increases in line of credit availability were fully offset by a $3.9 million decrease in borrowing availability under the credit line as a result of reductions in eligible receivables and inventories during the quarter. As a result, the Company's overall credit line availability at March 31, 2001 remained at $3.2 million, unchanged from December 31, 2000.

The Company is continuing a number of actions to improve its liquidity, including the following:

     (1) Special sales incentives and price reductions are being offered to sell discontinued and certain other motorcoach units. During the quarter ended March 31, 2001, inventories of these units decreased by $2.4 million. This decrease was partially offset by increases in used inventory as trade-ins were received on many of these sales;

     (2) Reductions have been made in the production and support workforce at the Pryor, Oklahoma and Nashua, Iowa production facilities. These reductions of about 250 employees have the potential to reduce annualized payroll and other costs by $3 to 5 million when completed in April;

     (3) The Company has consolidated its coach conversion manufacturing operations from Pryor, Oklahoma to Sanford, Florida allowing the Pryor facility to focus on the development and production of the Featherlite Vogue Series, including the new Vogue 6000LX. These actions should improve the efficiency of both locations and reduce the amount of unabsorbed labor and overhead in the production operations. These consolidations have also resulted in the reduction of work in process inventories totaling $7.5 million in the first quarter of 2001;

     (4) Expenditures are being controlled to reduce the buildup of raw materials before needed by production and total raw materials inventories declined by $1 million since December 31, 2000; and

     (5) Selling and administrative expenses have been reduced by almost $1.7 million compared to the same quarter of last year and efforts will continue to control these expenses. We anticipate these expenses will continue at reduced levels throughout 2001.

If successful, these actions could improve the Company's liquidity. The Company can make no assurances, however, that it will continue to achieve sufficient liquidity allow it to meet its obligations as they become due.

The factors described above raise doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Following is a discussion of the principal components of the Company's cash flow for the quarter ended March 31, 2001, as reflected in the Condensed Consolidated Statements of Cash Flows:

Operating activities in the first quarter of 2001 provided net cash of $2.4 million. The Company's net income of $64,000 was increased by adjustments for depreciation and amortization of $634,000, and decreased by other non-cash items in an aggregate net amount of $26,000. Net changes in receivables, inventories and other working capital assets provided cash of $9.7 million. Substantially all of this change resulted from decreased inventories, primarily related to the motorcoach segment, where motorcoaches in work in process inventory decreased by $7.5 million. The decrease of $1.3 million in new motorcoach finished inventories was offset by an increase of $2.3 million in used motorcoach inventories. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $7.9 million. These changes include, among other reasons, decreases of $5.1 million in motorcoach shell payables and $1.8 million in accounts payable and accrued liabilities, due in part to an decrease in the number of bus shells held, decreased accruals for payrolls and accounts payable reductions. Customer deposits decreased by $1.0 million as deposits received in prior periods on trailers and motorcoaches were applied to completed sales.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of March 31, 2001, approximately 50 percent of the coaches in production and to be completed over the next six months have not been sold to specific customers. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could further impact the liquidity of the Company.

The shell manufacturer has financed a defined number of motorcoach shells acquired by the Company for a defined period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at the end of the consignment term. At March 31, 2001, $10.7 million was owed to the shell manufacturer and there were a number of expired consignment contracts on which the manufacturer has waived the exercise of its rights. This entire liability is currently being reduced as the related motorcoaches are sold.

The Company has two external lines of credit to supplement its internally generated cash flow. It has a revolving loan agreement with its primary lender, Firstar N.A., Milwaukee, WI (Firstar), which is subject to renewal in September 2002, and provides a working capital line of credit equal to the lesser of $25.0 million or a defined percentage of eligible receivables and inventories. At March 31, 2001, $18.0 million was available to borrow under this line and $17.3 million was outstanding. The Company also has a wholesale finance agreement with a financial services company that provides up to $30 million in financing for new and used motorcoaches held in inventory and at March 31, 2001, $27.5 million was outstanding. Both of these lines of credit contain financial covenants with which the Company must comply. The Company was in compliance with these covenants at March 31, 2001. There is no assurance that the Company will be able to maintain compliance with these amended covenants for the remainder of 2001. The Company has not been able to negotiate increases in existing lines of credits with its lenders for additional working capital except for a $1.5 million special advance from Firstar through May 31, 2001 at which time this amount is subject to payment or in Firstar's discretion, renewal. Real estate and equipment appraisals are being updated to support continuing and possibly increasing the amount of this advance beyond the 60 day term. There is no assurance that requested extensions or increases in the lines of credit will be approved.

The Company's net capital expenditures for plant and equipment were $208,000 in the current quarter of 2001. There were no aircraft sales or purchases during the quarter. The Company has determined it was not economically feasible to sell its aircraft and lease it back under the terms on an operating lease and abandoned the plan to take this action. No significant capital expenditure projects are anticipated in 2001 although the aggregate expenditures are expected to total $1.5 million. The Company has available through Firstar various term notes totaling $3 million to finance future real estate projects and equipment. As of March 31, 2001, $1.3 million was borrowed against these notes. The Company has also made a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project, which has been delayed indefinitely.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2001 are expected to total $1.2 million. The Company plans to lease a new sales and service center in North Carolina from an entity owned by certain of its principal shareholders. This facility is expected to be completed in the third quarter of 2001. It will be used for selling new and used motorcoaches and to provide maintenance services for motorcoaches and Featherlite trailers and transporters. The terms of this lease have not yet been determined but will be no less favorable to the Company than those available to unrelated third parties.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company is contingently liable under certain dealer floor plan and retail financing arrangements. These contingent liabilities total approximately $13.6 million at March 31, 2001. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At March 31, 2001, the Company's maximum annual claim exposure under these programs is approximately $6.5 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.7 million in favor of the workers' compensation claim administrator to guarantee payment of claims.

Assuming a favorable outcome to actions outlined above for improving the Company's liquidity and increasing its existing lines of credit and no further weakening in orders due to the economy, or any other reason, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels. If the actions outlined above are not successful, the Company may be required to seek additional financing. Such funding may be in the form of equity, equity-linked, or debt securities and those securities may have rights, preferences or privileges senior to those of the Company's common stock. No assurance can be given that such funding will be available to the Company or, if available, on terms satisfactory to the Company.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lender's consent.


Forward-looking Information and Risks

Certain statements in this report, and in the Company's Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate'" and similar words and expressions are intended to identify forward-looking statements. These statements speak only as of the date of this quarterly report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization, the availability of additional capital required to improve the Company's net liquidity deficiency and certain other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

The Company is cautious concerning sales in 2001. Beginning in December 2000 and at March 31, 2001, new order backlog for trailers and motorcoaches has decreased below backlog levels at comparable dates in the prior year. At March 31,2001, total backlog was $24.4 million compared to $30.7 million at December 31, 2000 and $41.5 million at March 31, 2000. Management believes this decrease is related to the uncertainty and lack of consumer confidence that is now present in the economy. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed last year's sales volume. Actions are now in process to consolidate certain production facilities, to reduce staffing levels and control other costs until the present economic trends become more favorable. On May 1, 2001, the Company announced plans to open a west coast luxury motorcoach sales facility in Coburg, Oregon.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 23 new and enhanced models of trailers during the first quarter of 2001 and will continue to add new models in 2001. The Featherlite Vogue 6000LX luxury coach model was added to the Featherlite motorcoach product line in November 2000.

The Company is also focusing on cost reductions and improving manufacturing operations. In 2001, it continues the implementation of strategic initiatives begun in 1999 and 2000 to restructure the motorcoach division. In January 2001, another phase of this initiative was announced with plans to move the Prevost coach conversion manufacturing operations from its Pryor, Oklahoma facility to its Sanford, Florida facility. This was completed by the end of the first quarter of 2001. The Pryor facility will continue to focus on the production of the Featherlite Vogue series including the Vogue 6000LX. Management believes these actions will contribute to greater efficiencies at both these manufacturing locations and could reduce the motorcoach segment overall cost structure by $2 to $3 million on an annualized basis compared to 2000. In the trailer segment, management believes that new manufacturing processes and efficiencies will allow the Company to lower retail prices on certain models without adversely effecting margins. In February 2001, the Company announced that it would close its Nashua, Iowa trailer production facility on April 24 and consolidate some or all of this production into the Cresco, Iowa facility. Management believes that these reductions in workforce and other expenses could decrease overall operating costs of the trailer segment by $1 to $2 million on an annualized basis. The Company's first and second quarter of 2001 financial statements will reflect certain charges related to these efforts.

There are a number of risk factors related to the future operating results of the Company, including the following:

     1. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2000, as reported to the Company by its suppliers was $.75 in 2000, $.66 in 1999 and $.66 in 1998. In the first quarter of 2001, the average was $.76. The Company's cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 80 percent of its anticipated requirements for 2001 which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in 2001 and in the years beyond 2001, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels committed for 2001.

     2. There is a risk related to losing a major supplier of aluminum. In the past this risk has been relatively nominal as there have been alternate sources of supply. In recent years, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary.

     3. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company's sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost Car Company located in Canada. Although the Company has insurance to cover certain losses it may sustain due to fire or other catastrophe at Prevost's plant, the Company may not be able to obtain conversion shells from another manufacturer on favorable terms or at all.

     4. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers if there would be an unforeseen interruption in the subcontractor's ability to provide these services or if the customer delays providing the specifications to the subcontractor.

     5. The Company has made increased use of leverage and incurred greater interest and related expenses in each of the three years ended December 31, 2000 and in the current quarter ended March 31, 2001. Increased debt has been incurred in connection with financing operations and facilities expansions at the Luxury Coach Division as well as financing its increased working capital requirements. The Company was not in compliance with loan covenants relating to certain outstanding debt as of December 31, 2000. These covenants were waived and subsequently amended and the Company was in compliance with these amended covenants at March 31, 2001. There is no assurance the Company will be able to maintain compliance with these amended covenants for the remainder of 2001. The Company may not be able to maintain or increase its current borrowing limits for working capital or obtain additional funding for future capital expenditures without the consent of its primary lender to exceed certain existing loan covenants related to leverage and fixed charge coverage. Increased leverage and related expenses create a risk to future operating results of the Company.

     6. The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. At March 31, 2001, the fair value of the interest rate swap with a notional amount of $4.0 million was a loss of approximately $65,000. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $300,000 at current debt levels.

     7. The Company introduced two new models of motorcoaches in 2000 and has available finished inventory in one of the models being phased out. In 2000, a write-down of $407,000 was taken to reduce the carrying value of this inventory to estimated realizable value. There is a risk that the sale of this inventory will not realize normal margins and there will be unabsorbed labor and overhead costs related to inefficiencies in the production of the new models which could adversely impact the Company's future operating results.

     8. The Company builds a certain number of luxury motorcoaches on a speculative basis. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Failure to sell these motorcoaches on a timely basis at prevailing prices could further decrease the liquidity of the Company.

     9. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the last quarter of 2000, the Company experienced a decline in the market value of trade-in units and wrote-down the carrying value of the used inventory by $1.3 million in the fourth quarter of 2000. There is a risk that additional write-downs in this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company's future operating results.

     10. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Report of Independent Accountants on the December 31, 2000 consolidated financial statements states that the Company has suffered losses from operations in its motorcoach segment and has a liquidity deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     11. Estimated cost reductions and savings from plant closings and restructurings could be partially or fully offset by unabsorbed labor and overhead related to the production of other models, unanticipated increases in operating costs and other factors.

     12. The Company has been notified by The Nasdaq Stock Market,Inc.(Nasdaq) that its common stock has failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market System. If the Company's stock does not meet this requirement by July 19, 2001 or the Company does not submit an application to transfer to The Nasdaq Smallcap Market, its common stock could be delisted. Nasdaq has also expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the "going concern" opinion expressed in the Report of Independent Accountants on the Company's December 31, 2000 consolidated financial statements. It has requested the Company to provide a detailed plan and timetable that addresses the specific issues that led to this opinion. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company's common stock may be delisted from Nasdaq.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated by reference to "Management Discussion and Analysis-Looking Forward and Risk Factor" section of this Form 10-Q for the quarterly period ended March 31, 2001.



PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The Registrant filed no exhibits with this Form 10-Q report.

     (b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended March 31, 2001.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FEATHERLITE, INC.
                                       (Registrant)



Date:  May 10, 2001                    /S/ CONRAD D. CLEMENT
                                       -----------------------------------------
                                           Conrad D. Clement
                                           President & CEO



Date:  May 10, 2001                    /S/ JEFFERY A. MASON
                                       -----------------------------------------
                                           Jeffery A. Mason
                                           Chief Financial Officer