Form 10-Q
period 2001-06-30
FEATHERLITE INC
filed 2001-08-20
CIK 928064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                                ------------------------------------------------

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------------

Commission File Number:        0-24804
                       ---------------------------------------------------------

                               Featherlite, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                      41-1621676
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



      Highways 63 & 9, P.O. Box 320, Cresco, IA 52136
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  563/547-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                     6,535,104 Shares as of August 14, 2001

                                FEATHERLITE, INC.

                                      INDEX





                                                                                     Page No.
                                                                                     --------


          Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

          Part I.  Financial Information:

              Item 1.  Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance sheets
                  June 30, 2001 and December 31, 2000 . . . . . . . . . . . . . . . . .  3

                  Condensed Consolidated Statements of Income
                  Three Month and Six Month Periods Ended June 30, 2001 and 2000 . . . . 4

                  Condensed Consolidated Statements of Cash Flows
                  Three Month and Six Month Periods Ended June 30, 2001 and 2000 . . . . 5

                  Notes to Condensed Consolidated Financial Statements . . . . . . . . . 6

              Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . . . . . . . . . . . 9

              Item 3. Quantitative & Qualitative Disclosures about Market Risk . . . .  21

          Part II. Other Information:

              Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  22

              Item 4.  Submission of Matters to a Vote of Security Holders              22

              Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . 22

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

          Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23


                          PART I: FINANCIAL INFORMATION

ITEM 1:

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
              (IN THOUSANDS)


                                                                                     JUNE 30,             DECEMBER 31,
                                     ASSETS                                            2001                   2000
                                                                                     --------             ------------

Current assets
  Cash                                                                           $      111             $      331
  Receivables                                                                         7,601                  6,356
                                                                                    -------                -------
  Inventories
    Raw materials                                                                     7,735                 11,350
    Work in process                                                                  11,598                 20,833
    Finished trailers/motorcoaches                                                   25,870                 31,610
    Used trailers/motorcoaches                                                       23,505                 24,598
                                                                                    -------                -------
    Total inventories                                                                68,648                 88,391
                                                                                    -------                -------

  Prepaid expenses                                                                    2,340                  2,219
  Deferred taxes                                                                      2,403                  2,381
                                                                                    -------                -------
  Total current assets                                                               81,103                 99,678
                                                                                    -------                -------

Property and equipment,net                                                           18,079                 19,958

Other assets                                                                          4,645                  4,323
                                                                                    -------                -------
                                                                                 $  103,827             $  123,959
                                                                                    =======                =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                           $   25,788             $    2,031
  Wholesale financing and other notes payable                                        25,757                 30,215
  Motorcoach shell costs payable                                                      8,069                 15,833
  Accounts payable                                                                    8,237                 10,121
  Accrued liabilities                                                                 8,302                  8,431
  Customer deposits                                                                   3,967                  3,078
                                                                                    -------                -------
  Total current liabilities                                                          80,120                 69,709

Long-term debt, net of current maturities                                             3,217                 29,641

Other long term liabilities                                                             590                    597

Commitments and contingencies (Note 7)

Shareholders' equity                                                                 19,900                 24,012
                                                                                    -------                -------
                                                                                  $ 103,827             $  123,959
                                                                                    =======                =======


            See notes to condensed consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)




                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                                         --------                             --------
                                                                 2001               2000               2001             2000
                                                                 ----               ----               ----             ----


Net sales                                                        $  57,412         $ 66,030           $122,093         $135,064
Cost of sales                                                       55,019           56,341            112,675          116,089
                                                                 ----------        ---------          ---------        ---------

   Gross profit                                                      2,392            9,689              9,418           18,975
Selling and administrative expenses                                  5,810            6,856             11,618           14,336
Restructuring charge                                                 1,150               -               1,150               -
                                                                 ----------        ---------          ---------        ---------
   Income (loss) from operations                                    (4,567)           2,833             (3,350)           4,639
Other income (expense)
  Interest                                                          (1,129)          (1,238)            (2,461)          (2,315)
  Other, net                                                           155              269                380              609
                                                                 ----------        ---------          ---------        ---------
  Total other expense, net                                          (  974)          (  969)            (2,081)          (1,706)
                                                                 ----------        ---------          ---------        ---------
Income (loss) before income taxes                                   (5,541)           1,864             (5,431)           2,933
Provision for (benefit from) income taxes                           (1,403)             728             (1,358)           1,144
                                                                 ----------        ---------          ---------        ---------
Net income (loss)                                                $  (4,138)        $  1,136           $ (4,073)        $  1,789
                                                                 ==========        =========          =========        =========


Net income (loss) per share -
    basic and diluted                                            $    (.63)        $    .17           $   (.62)        $    .27
                                                                 ----------        ---------          ---------        ---------

Average common shares outstanding-
    basic and diluted                                                6,535            6,535              6,535            6,535
                                                                 ----------        ---------          ---------        ---------





            See notes to condensed consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (IN THOUSANDS)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                     --------------------
                                                                                     2001            2000
                                                                                     ----            ----

Cash provided by (used for) operating activities
Net income (loss)                                                                  $ (4,073)      $  1,789
Depreciation & amortization                                                           1,246          1,424
Non-cash restructuring charges                                                        3,400             -
Other non-cash adjustments, net                                                          58            (61)
Decrease in working capital, net                                                      6,409            483
                                                                                   ---------      ---------
    Net cash provided by operating activities                                         7,040          3,635
                                                                                   ---------      ---------

Cash provided by used for investing activities
Purchases of property and equipment, net                                             (  330)        (1,609)
Purchases of aircraft                                                                    -          (2,912)
Proceeds from sale of aircraft and other property                                       254          3,010
                                                                                   ---------      ---------
    Net cash used for investing activities                                           (   76)        (1,511)
                                                                                   ---------      ---------

Cash provided by used for financing activities
Decrease in short-term debt                                                          (4,458)        (5,285)
Decrease in long-term debt                                                           (2,726)         3,092
                                                                                   ---------      ---------
   Net cash used for financing activities                                            (7,184)        (2,193)
                                                                                   ---------      ---------

   Net cash decrease for period                                                        (220)           (69)
Cash balance, beginning of period                                                       331            248
                                                                                    --------      ---------

Cash balance, end of period                                                         $   111       $    179
                                                                                    ========      =========















            See notes to condensed consolidated financial statements

                                FEATHERLITE,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month and six month periods ended June 30, 2001 and 2000. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

Certain 2000 amounts in the accompanying condensed financial statements have been reclassified to conform to 2001 presentation. The reclassifications had no effect on previously reported income or total shareholders' equity.

Note 2.  Going Concern Basis of Presentation

The accompanying consolidated financial statements for the three month and six month periods ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In each of the past three years ended December 31, 2000, 1999 and 1998, the Company required cash from other sources to fund its operations, primarily due to operating losses in the motorcoach segment and working capital used to fund a buildup in motorcoach inventory. The Company generated sufficient cash during the current six month period to fund continuing operations, to finance capital expenditures and reduce both short and long-term borrowings. At June 30, 2001 the Company had approximately $6.4 million available to borrow on its credit lines. Subsequent to June 30, borrowing availability was reduced by $4.9 million, including a $1.6 million decrease related to reductions in eligible receivables and inventory as a result of the Vogue restructuring, a $1.5 million reduction when Firstar Bank, N.A. did not renew a $1.5 million special advance it made earlier in the year and $1.8 million reduction when Firstar required the deduction of outstanding letters of credit from availability.

At June 30, 2001, the current order backlog for trailers and motorcoaches has declined below levels at comparable dates a year ago. This could further reduce the Company's liquidity until new order volume increases and/or additional financing is secured.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations and to comply with the terms and covenants of its financing agreements with Firstar, First Union National Bank and Deutsche Financial Services. As discussed in Note 6 below, the Company is not in compliance with certain of these covenants.

Management is attempting to obtain waivers of these covenant defaults and amendments to the covenants for the remainder of 2001. In addition, the Company is attempting to obtain additional funds through debt financing or refinancing and to reduce costs and related near term working capital requirements so the Company will meet its obligations and sustain its operations. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or refinancing or that cash flow from operations will be sufficient to allow it to meet its obligations as they come due.


Note 3:  Restructuring Charge

In June, 2001, the Company adopted a plan to shut-down its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach because of unacceptable delays experienced in obtaining materials essential to the manufacture of this coach. On June 20, the Company announced this facility would be permanently closed by August 20, 2001 and approximately 90 employees either terminated or reassigned elsewhere in the Company. An accrual in the amount of $4.1 million was made in the financial statements for the three month period ended June 30, 2001 to provide for exit and other costs related to this restructuring, as follows:



                                                               In 000's
                                                               --------


                  Losses on inventory liquidation            $ 2,950
                  Losses on property and equipment               450
                  Payroll and severance costs                    500
                  Lease costs until subleased                    200
                                                               -----
                  Total restructuring charges                $ 4,100
                                                               -----



The Company leases the Pryor facility under the terms of an operating lease that expires in 2011 with an aggregate rental cost of approximately $326,000. The Company expects to sublease this property within six months at no less than the annual rental cost and has included a portion of this liability in the restructuring charge.

Note 4: Adoption of New Financial Accounting Standard

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS no. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company uses an interest rate swap agreement to convert a portion of a variable rate bank note to an effective fixed rate of 7.34 percent. In accordance with the transition provisions of SFAS No. 133, upon adoption of this standard, the Company recorded a net of tax cumulative effect adjustment of $11,000 in accumulated other comprehensive income to recognize the fair value of the interest rate swap designated as a cash flow hedging instrument. The derivative was also recognized on the balance sheet as an adjustment to long-term debt by the derivative's fair value, a $17,000 gain and deferred assets for the $6,000 income tax effect of the gain.

Note 5: Other Assets

There were no aircraft purchases or sales during the six month period ended June 30, 2001. However, during the current three month period, the Company's aircraft was written down by $190,000 to reflect estimated declines in the market value of the aircraft. During the six month period ended June 30, 2000, an aircraft was purchased at a cost of $2.9 million and subsequently resold for $3.0 million, with a gain of $105,000 realized on the sale.

Note 6: Financing Arrangements

At June 30, 2001 the Company had approximately $6.4 million available to borrow on its credit lines. Subsequent to June 30, borrowing availability was reduced by $4.9 million, including a $1.6 million decrease related to reductions in eligible receivables and inventory as a result of the Vogue restructuring, a $1.5 million reduction when Firstar did not renew the $1.5 million special advance it made earlier in the year and $1.8 million reduction when Firstar required the deduction of outstanding letters of credit from availability.

The Company's debt facilities with Firstar, Deutsche Financial Services and First Union are subject to continued compliance with certain financial covenants. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: Firstar's requirement to maintain a minimum fixed charge coverage ratio of 1.0 to 1; Deutsche's requirement to attain a tangible current ratio of 1.5 to 1; and First Union's requirement maintain defined funds flow coverage of 1.3 to 1. The Company is attempting to obtain waivers of the existing defaults and amendments of the covenants for the remainder of 2001. Although the Company expects to obtain these default waivers, Firstar has indicated that it will require the Company to present an acceptable capital plan to address the Company's liquidity shortfalls, and First Union has indicated that it will waive existing defaults only pursuant to a forbearance agreement requiring repayment of all amounts outstanding to First Union by December 15, 2001 and increasing the annual interest rate by 300 basis points. None of the three lenders is willing to waive cross-defaults resulting from defaults under the other two facilities; as a result, the Company must obtain waivers from all three lenders for any waivers to be effective. No assurance can be provided that the Company will be successful in its efforts to obtain the waivers and amendments described above. Until such waivers are obtained, Firstar, Deutsch and First Union each have the right to declare amounts outstanding under its facility immediately due and payable, the right to proceed against the Company's assets, and rights to exercise other remedies. The full amount outstanding of the Firstar and First Union notes are included in "Current maturities of long-term debt" in the accompanying balance sheet.

The Company is a party to an interest rate swap. During the three months ended June 30 2001, the fair market value of this swap increased by $3,000 to a cumulative loss for the six months of $49,000,net of tax, which was recorded as a comprehensive loss as shown in Note 8 and an adjustment to notes payable and deferred tax assets. This swap will be terminated on December 15, 2001 when the First Union note is paid in full.

Note 7: Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products which are in saleable condition from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $9.9 million at June 30, 2001 and $12.0 million at December 31, 2000. During the six months ended June 30, 2001, the Company was not required to make any repurchases under these arrangements.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $6.5 million, including $2.2 million accrued for estimated unpaid claims at June 30,2001, and December 31, 2000. The Company has obtained an irrevocable standby letter of credit in the amount of $1.8 million in favor of the workers' compensation claim administrator to guaranty settlement of claims.

The Company has been named as a defendant in various legal actions arising in the ordinary course of its business. Most, but not all, of such actions are product liability or workers' compensation claims in which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consulting with counsel, that the resolution of such actions will not be material to the Company's business or financial condition.

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

Note 8: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):


                                                                            June 30,    Dec. 31,
                                                                               2001       2000
                                                                            --------    --------

Common stock - without par value;
   Authorized-  40 million shares;
   Issued-      6,535 shares at June 30,2001
                6,535 shares at Dec. 31, 2000                               $ 16,595    $ 16,595
Additional paid-in capital                                                     4,062       4,062
Accumulated other comprehensive loss                                             (38)          -
Retained earnings (deficit)                                                     (719)      3,355
                                                                              ------      ------
         Total Shareholders' equity                                         $ 19,900    $ 24,012
                                                                              ======      ======


In the first six months the Company recorded as other comprehensive income an unrealized loss of $49,000,net of tax, in the fair market value of an interest rate swap, including comprehensive income of $3,000, net of tax in the three months ended June 30, 2001.

Note 9: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

         Total comprehensive income is as follows:


                                                                                Three Months     Six Months
                                                                                    Ended           Ended
                                                                                June 30, 2001    June 30,2001
                                                                                -------------    ------------

         Net income (loss)                                                      $     (4,138)    $   (4,073)
         Cumulative effective adjustment of
          interest rate swap agreement, net of tax                                         -             11
         Income (loss) on interest rate swap agreement,
                   net of tax                                                              3            (49)
                                                                                -------------    -----------
                           Total comprehensive loss                             $     (4,135)    $   (4,111)
                                                                                -------------    -----------


At June 30, 2001 the interest rate swap adjustment was the only component of accumulated other comprehensive loss.

Note 10: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 829,800 shares at June 30, 2001 and 475,606 at December 31,2000. These options were granted at prices ranging from $2.56-$7.25 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 379,300 shares have been granted in 2001. Options totaling 25,106 shares were exercised or forfeited during the six months ended June 30, 2001.

Note 11: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the six months ended June 30, 2001 and 2000 (in thousands, except per share data):

                                                                          ---------------------------- -----------------------------
                                                                               Three Months Ended            Six Months Ended
                                                                                    June 30                       June 30
                                                                           --------------------------- -----------------------------
                                                                               2001          2000           2001           2000
  ------------------------------------------------------------------------ ------------- ------------- --------------- -------------
  Net income (loss) available to common shareholders                         $(4,138)      $ 1,136       $(4,073)        $ 1,789
  Weighted average number of shares outstanding- basic                         6,535         6,535         6,535           6,535
  Dilutive effect of stock options                                              -             -              -               -
  Weighted average number of shares outstanding- dilutive                      6,535         6,535         6,535           6,535
  Net income(loss) per share - basic and diluted                             $  (.63)      $   .17        $ (.62)        $   .27


Stock options for 829,800 shares at June 30, 2001 and 498,159 shares at June 30, 2000 were excluded from the dilutive effect of stock options because the excise price of the options was greater than the market value of the stock at those dates.

Note 12: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Management evaluates the performance of each segment based on income before income taxes.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before income taxes and assets are as follows for the three month periods ended June 30, 2001 and 2000 (in thousands):

                                                                                                Corporate and
                                                            Trailers          Motorcoaches          other            Total
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Three Months Ended June 30:
2001
Net sales to unaffiliated customers                     $  27,367           $  30,045          $    -           $ 57,412
Income (loss) before income taxes                             899              (5,949)              (491)         (5,541)
Identifiable assets                                        34,401              61,722              7,704         103,827

2000
Net sales to unaffiliated customers                     $  35,315           $  30,715          $    -           $ 66,030
Income (loss) before income taxes                           3,005              (  794)              (347)          1,864
Identifiable assets                                        38,253              82,532              8,022         128,807

Six Months Ended June 30:
2001
Net sales to unaffiliated customers                     $  57,416           $  64,677          $    -           $122,093
Income (loss) before income taxes                           1,718              (6,306)              (843)         (5,431)
Identifiable assets                                        34,401              61,722              7,704         103,827

2000
Net sales to unaffiliated customers                     $  69,965           $  65,099          $    -           $135,064
Income (loss) before income taxes                           5,479              (2,014)              (532)          2,933
Identifiable assets                                        38,253              82,532              8,022         128,807

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion pertains to the Company's results of operations and financial condition for the three month and six month periods ended June 30, 2001 and 2000.

Results of Operations

         Three months ended June 30, 2001 and 2000

On a consolidated basis, the Company's operating results for the second quarter ended June 30, 2001, were a net loss of $4.1 million or $0.63 cents per diluted share, compared with net income of $1.1 million, or 17 cents per diluted share, in the second quarter of 2000. This loss was primarily the result of restructuring charges incurred during the period as well as reduced gross margin from lower sales volumes as discussed below.

Net sales for the quarter decreased by 13.1 percent to $57.4 million in 2001 compared with $66.0 million in 2000, which the Company believes is due in large part to the impact of the general economic uncertainty of potential customers. This included a 22.5 percent decline in sales of specialty trailers and transporters, which were down in all categories. Motorcoach segment sales were down 2.2 percent compared to last year, including a decrease of 17.5 percent in sales of new motorcoaches and a 23.2 percent increase in sales of used coaches.

Gross profit decreased by $7.3 million to $2.4 million in the second quarter of 2001 from $9.7 million in 2000. As a percentage of sales, gross profit for the quarter declined to 4.2 percent compared to 14.7 percent in 2000. The portion of the restructuring charges included in cost of sales representing estimated losses on inventory liquidation reduced the gross profit percentage by $2.9 million. The additional decline of $4.4 million in gross profit reflects reduced sales volume as well as lower gross profit percentage margins realized on sales in the both segments. Trailer margins were 5.3 percentage points lower than 2000 due to higher costs incurred as a result of unfavorable labor and overhead utilization related to the Nashua plant closure completed in April and other inefficiencies caused by reduced trailer production volume as well as other cost increases. Motorcoach gross profit margins also declined as lower margins were realized on both new and used motorcoach sales, due to writedowns of $364,000 in the carrying value of certain motorcoaches, and unfavorable labor and overhead utilization at the Pryor manufacturing facility.

Selling and administrative expenses decreased in the quarter ended June 30, 2001 by $1.0 million, a 15 percent decline from the same period in 2000 as the Company continues to reduce operating costs in response to reduced sales volume. As a percentage of sales, these expenses decreased to 10.1 percent in 2001 from
10.4 percent in 2000. Trailer segment expenses decreased by 17 percent due to reductions in both advertising and promotion related expenses, and reduced personnel costs. Motorcoach segment expenses decreased by 13 percent due to reduced research and development costs (the Vogue 6000 project was completed in 2000), reduced intangible amortization (goodwill was written off at the end of 2000 because management determined the unamortized portion was impaired based on an analysis of projected undiscounted cash flows and other factors) and lower administrative salaries and outside consulting costs in 2001.

The portion of the restructuring charge included in selling and administrative costs of $1.2 million relates to the closing of the Company's manufacturing facility in Pryor, Oklahoma announced in June 2001 as discussed in Note 3 to condensed consolidated financial statements. This amount, together with the $2.9 million charge discussed above includes, among other items, estimated employee payroll and severance costs to be paid in connection with this closing and the estimated losses to be incurred in liquidating inventories and property and equipment items not usable elsewhere within the Company.

Interest expense decreased by $109,000 in the second quarter of 2001 compared to 2000 due to reduced average interest rates which were partially offset by higher levels of debt in 2001 for working capital. Other income declined by $115,000 as the result of decreased gains on sales of aircraft, including a writedown of $190,000 during the second quarter of 2001 due to a decline in the estimated market value of the aircraft and reductions in other miscellaneous income items.

Income before taxes (IBT) decreased by almost $7.4 million to a loss of $5.5 million in the current quarter of 2001 compared to income before taxes of $1.9 million in the same quarter last year. This decrease reflects restructuring charges in 2001 of $4.1 million related to the closing of the Vogue facility and an additional $4.4 million decrease in gross margin, which was partially offset by a reduction in selling and administrative expenses of $1.0 million for the reasons discussed above.

The benefit from income taxes was provided at a rate of 25 percent in 2001 compared to an income tax provision rate of 39 percent in 2000. The current quarter's rate reflects the carryback of book losses, net of permanent differences, to prior year's Federal income tax returns for a refund. No benefit has been provided for the carryforward of losses on state returns.


         Six months ended June 30, 2001 and 2000

On a consolidated basis, the Company sustained a net loss of $4.1 million for the six months ended June 30, 2001, or $0.62 cent per diluted share, compared with net income of $1.8 million, or 27 cents per diluted share, in the same period last year. This reduction primarily relates to restructuring charges incurred in 2001 together with reduced gross profit margin resulting from lower levels of sales and gross profit margin rates as discussed further below.

Net sales for the six month period decreased by 9.6 percent to $122.1 million in 2001 compared with $135.1 million in 2000. This included a 17.9 percent decrease in sales of specialty trailers and transporters, which were down in all categories. Motorcoach segment sales were down 1 percent, including an increase of 2 percent in sales of new motorcoaches and a 4 percent decrease in sales of used coaches.

Gross profit decreased by $9.6 million to $9.4 million in the first six months of 2001 from $19.0 million in the first six months of 2000. This decrease includes restructuring charges of $2.9 million included in cost of sales in the second quarter of 2001 as discussed above as well as reductions due to decreased sales volume and reduced gross profit margin percentages. As a percentage of sales, the gross profit margin for the six month period was 7.7 percent compared to 14.0 percent in 2000. The restructuring charge reduced the consolidated gross margin percentage by 2.4 percentage points. Trailer margins were 5.4 percentage points lower than the first six months of 2000 due to increased costs resulting from unfavorable labor and overhead utilization related to the Nashua plant closure and other inefficiencies caused by reduced trailer production volume. Motorcoach gross profit margins were 2.4 percentage points lower as the higher margins realized on new motorcoach sales were offset by lower margins realized on sales of used units, as discounts were taken on older units to reduce inventory, writedowns of $364,000 in the carrying value of certain motorcoaches, and costs related to reducing the workforce at the Pryor, Oklahoma manufacturing facility.

Selling and administrative expenses decreased in the first half of 2001 by $2.7 million, a 19 percent decrease from 2000 due to managements efforts to reduce costs in all areas. As a percentage of sales, these expenses decreased to 9.5 percent in 2001 from 10.6 percent in 2000. Trailer segment expenses decreased by 19 percent due to reductions in both advertising and promotion related expenses, reduced personnel costs and lower professional fees. Motorcoach segment expenses decreased by 19 percent due to reduced marketing personnel and selling costs, reduced research and development due to the completion of the Vogue 6000 project and reduced intangible amortization due to the write-off of goodwill in the fourth quarter of 2000.

The restructuring charge of $1.2 million included in selling and administrative costs relates to the closing of the Company's manufacturing facility in Pryor, Oklahoma announced in June 2001 as discussed in Note 3 to consolidated financial statements. This amount, together with the $2.9 million charge discussed above includes, among other items, estimated employee payroll and severance costs to be paid in connection with this closing and the estimated losses to be incurred in liquidating inventories and property and equipment items not usable elsewhere within the Company.

Interest expense increased by $146,000 in 2001 compared to 2000 due to higher levels of debt in 2001 for working capital which was partially offset by lower interest rates. Other income declined by $229,000 as the result of decreased gains on sales of aircraft, including a current year write-down in the aircraft carrying value by $190,000 to reflect a decline in its estimated market value and reductions in other miscellaneous income items.

Income before taxes (IBT) decreased by almost $8.3 million in the first six months of 2001 to a loss of $5.4 million compared to income before taxes of $2.9 million in the same period last year. This decrease is due primarily to $4.1 million in restructuring charges related to closing the Vogue facility, reduced gross margin of $6.6 million from lower sales volume and reduced gross profit percentages in both segments, and reduced selling and administrative costs of $2.7 million for the reasons discussed above.

A benefit from income taxes was provided at a rate of 25 percent in 2001 compared to a provision rate of 39 percent in 2000. The current year rate reflects the carryback of certain of these losses, net of estimated permanent differences to prior years for a refund of Federal taxes paid.. No benefit has been provided on the carryforward of losses on state income tax returns.


Liquidity and Capital Resources

The liquidity of the Company is primarily measured by its cash flow from operations together with amounts available to borrow on its approved lines of credit with a bank, Firstar Bank, N.A., and Deutsche Financial Services, a wholesale financing company. During the six months ended June 30, 2001, the Company's operating activities provided net cash of $7.0 million, including $6.4 million generated by a net decrease in working capital. This amount, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company's lines of credit. At June 30, 2001 the Company had approximately $7.0 million available to borrow on its credit lines compared to $3.2 million at December 31, 2000. In July, this borrowing availability was reduced by $4.9 million, including a $1.6 million decrease related to reductions in eligible receivables and inventory as a result of the Vogue restructuring, a $1.5 million reduction when Firstar did not renew the $1.5 million special advance it made earlier in the year and a $1.8 million reduction when Firstar required the deduction of outstanding letters of credit from availability. The Company is reducing the maximum available to borrow on its Firstar line of credit from $25 million to $17 million as its working capital requirements will be reduced due to the closing of the Pryor, Oklahoma facility.

The Company has two external lines of credit to supplement its internally generated cash flow. It has a revolving loan agreement with its primary lender, Firstar Bank, Milwaukee, N.A. (Firstar), which is subject to renewal in September 2002 and provides a working capital line of credit equal to the lesser of $25.0 million or a defined percentage of eligible receivables (85%) and inventories (70%). At June 30, 2001, $17.7 million was available to borrow under this line and $15.3 million was outstanding. As discussed above, this availability was subsequently reduced by $4.9 million in July. The Company also has a wholesale finance agreement with Deutsche Financial Services Corporation (Deutsche) that provides up to $30 million in financing for new and used motorcoaches held in inventory and at June 30, 2001, $25.4 million was outstanding under this agreement.

These facilities are subject to continued compliance with certain covenants, including the following: maintain a ratio of debt to tangible net worth of 4.5:1; attain minimum annual earnings before interest, taxes, depreciation and amortization (EBIDTA) of $10 million; achieve minimum defined fixed charge coverage ranging from no requirement in the first quarter of 2001 to 1.0:1 in the second quarter to 1.3:1 in the third and fourth quarters, with an annual requirement for 2001 of 1.0:1; and maintain a ratio of current tangible assets to liabilities of 1.5:1 beginning June 30, 2001. In addition, the Company's mortgage debt with First Union National Bank requires the Company to maintain a minimum defined funds flow coverage based on the past four quarters of 1.3 to 1. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: Firstar's requirement to maintain a minimum fixed charge coverage ratio of 1.0 to 1; Deutsche's requirement to attain a tangible current ratio of 1.5 to 1; and First Union's requirement maintain defined funds flow coverage of 1.3 to 1. The Company is attempting to obtain waivers of the existing defaults and amendments of the covenants for the remainder of 2001. Although the Company expects to obtain these default waivers, Firstar has indicated that it will require the Company to present an acceptable capital plan to address the Company's liquidity shortfalls, and First Union has indicated that it will waive existing defaults only pursuant to a forbearance agreement requiring repayment of all amounts outstanding to First Union by December 15, 2001 and increasing the annual interest rate by 300 basis points. None of the three lenders is willing to waive cross-defaults resulting from defaults under the other two facilities; as a result, the Company must obtain waivers from all three lenders for any waivers to be effective. No assurance can be provided that the Company will be successful in its efforts to obtain the waivers and amendments described above. Until such waivers are obtained, Firstar, Deutsch and First Union each have the right to declare amounts outstanding under its facility immediately due and payable, the right to proceed against the Company's assets, and rights to exercise other remedies.

In any event, the Company expects that it will be necessary to secure additional working capital financing before the end of 2001, in addition to $4 million to refinance the amount outstanding under the First Union mortgage loan. The Company has engaged an advisory firm to assist it in preparing a capital plan which will meet Firstar's requirements and to assist it in arranging and negotiating financing for the capital required. No assurance can be provided that the Company will be able to obtain the additional financing required on a timely basis or on terms favorable to the Company.

The Company's liquidity is also reflected in changes in a number of key indicators. The Company's ratio of current assets was 1.02 to 1 at June 30, 2001, compared with a ratio at December 31, 2000 of 1.45 to 1. This decrease is due to the inclusion of the Firstar and First Union notes in current liabilities due to defaults on loan covenants related to these facilities as discussed further above. The ratio of total debt to shareholders' equity increased to 2.75 to 1 compared to 2.58 to 1 at December 31, 2000. This increase is mainly the result of the $4.1 million net loss incurred in the six months ended June 30, 2001. Total debt declined by almost $7.0 million in this period as debt was reduced with cash provided from operating activities.

The factors described above raise doubt about the Company's ability to continue as a going concern. The Report of Independent Accountants accompanying the Company's consolidated financial statements as of December 31, 2000 and for the year then ended states that the Company is unable to ascertain whether it will have sufficient liquidity available under existing lines of credit to fund operations and whether the Company will meet various covenant requirements contained its loan agreements with various lenders. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is continuing a number of actions to improve its liquidity, including the following:

(1) Special sales incentives and price reductions are being offered to sell discontinued and certain other motorcoach units. During the six months ended June 30, 2001, inventories of these units decreased by $6.7 million due in part to the sale of old units in inventory at a discount. This was partially offset by increases of $2.9 million in inventories of other new units;

(2) Reductions have been made in the production and support workforce at the Pryor, Oklahoma and Nashua, Iowa production facilities. These reductions of about 350 employees have the potential to reduce annualized payroll and other costs by $5 to $7 million when completed in April. Planned unit production has been reduced about 15 percent;

(3) The Company has consolidated its coach conversion manufacturing operations from Pryor, Oklahoma to Sanford, Florida. These actions should improve the efficiency and reduce the amount of unabsorbed labor and overhead in the production operations. These consolidations have also resulted in the reduction of work in process inventories totaling $9.0 million in the first six months of 2001;

(4) Expenditures are being controlled to reduce the buildup of raw materials before needed by production and total raw materials inventories declined by $3.6 million since December 31, 2000; and

(5) Selling and administrative expenses have been reduced by almost $2.7 million compared to the same six moths of last year and efforts will continue to control these expenses. We anticipate these expenses will continue at reduced levels throughout the remainder of 2001.

If successful, these actions will improve the Company's liquidity. The Company can make no assurances, however, that it will continue to achieve sufficient liquidity to allow it to meet its obligations as they become due.

Following is a discussion of the principal components of the Company's cash flow for the six months ended June 30, 2001, as reflected in the condensed consolidated statements of cash flows:

Operating activities provided net cash of $7.0 million. The Company's net loss of $4.1 million was reduced by adjustments for depreciation and amortization of $1.2 million, non-cash restructuring charges of $3.4 million and by other non-cash items in an aggregate net amount of $58,000. Net changes in receivables, inventories and other working capital assets provided cash of $15.3 million. Substantially all of this change resulted from decreased inventories, primarily related to the motorcoach segment, where motorcoach work in process inventory decreased by $9.0 million, finished motorcoach inventory decreased by $2.5 million and used coach inventory decreased by $1.3 million. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $8.9 million. These changes include, among other reasons, decreases of $7.8 million in motorcoach shell payables and $2.7 million in accounts payable and accrued liabilities, due in part to a decrease in the number of bus shells held, decreased accruals for payrolls and accounts payable reductions and an increase for accrued restructuring costs of $700,000 to be paid over the next two quarters. Customer deposits increased by $900,000 as deposits were received in the current period on trailers and motorcoaches to be applied to completed sales in future periods.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of June 30, 2001, approximately 50 percent of the coaches in production and to be completed over the next six months have not been sold to specific customers. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could further impact the liquidity of the Company.

The shell manufacturer has financed a number of motorcoach shells acquired by the Company for a five to six month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at this time. At June 30, 2001, $8.1 million was owed to the shell manufacturer, a reduction of $7.8 million since December 31, 2000. There were no expired consignment contracts at June 30, 2001.

The Company's net capital expenditures for plant and equipment were $330,000 in the first six months of 2001. There were no aircraft sales or purchases during the quarter. The Company has determined it was not economically feasible to sell its aircraft and lease it back under the terms of an operating lease and abandoned its previous plan to take this action. No significant capital expenditure projects are anticipated in 2001. The Company has also made a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project, which has been delayed indefinitely.

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

The terms of this lease have not yet been determined but will be no less favorable to the Company than those available from unrelated third parties.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company is contingently liable under certain dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite dealers by financial institutions. The Company would be required to repurchase inventory if it is repossessed by the financial institution and is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $9.9 million at June 30, 2001. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At June 30, 2001, the Company's maximum annual claim exposure under these programs is approximately $6.5 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.8 million in favor of the workers' compensation claim administrator to guarantee payment of claims.

Assuming a favorable outcome to actions outlined above for improving the Company's liquidity and no further weakening in orders due to the economy or other reasons, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels for the next twelve months. As described above, the Company is in the process of identifying additional sources of financing. Such financing may be in the form of equity, equity-linked, or debt securities and those securities may have rights, preferences or privileges senior to those of the Company's common stock. No assurance can be given that such funding will be available to the Company or, if available, on terms satisfactory to the Company. Management cannot provide assurance that the Company's cash flow from operations will be sufficient to meet its obligations as they become due.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lender's consent.


Forward-looking Information and Risks

Certain statements in this report, and in the Company's Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate" and similar words and expressions are intended to identify forward-looking statements. These statements speak only as of the date of this quarterly report, are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization, the availability of additional capital required to improve the Company's net liquidity deficiency and certain other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

The Company is cautious concerning sales for the remainder of 2001. Beginning in December 2000 and at June 30, 2001, new order backlog for trailers and motorcoaches has decreased below backlog levels at comparable dates in the prior year. At June 30, 2001, total backlog was $24.7 million compared to $30.7 million at December 31, 2000 and $40.5 million at June 30, 2000. Management believes this decrease is related to the uncertainty and lack of consumer confidence that is now present in the economy. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed last year's sales volume. Actions have been taken to consolidate certain production facilities, to reduce staffing levels and control other costs until the present economic trends become more favorable. On May 1, 2001, the Company announced plans to open a west coast luxury motorcoach sales facility in Coburg, Oregon. This facility is now in operation and new and used coach sales are having a positive effect on total motorcoach sales.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 70 new and enhanced models of trailers during the first six months of 2001 and will continue to add new models in the remainder of 2001. Further development of the Featherlite Vogue 6000LX luxury coach model, which was added to the Featherlite motorcoach product line in November 2000, has been indefinitely suspended.

The Company is also focusing on cost reductions and improving manufacturing operations. In 2001, it continues the implementation of strategic initiatives begun in 1999 and 2000 to restructure the motorcoach division. In January 2001, another phase of this initiative was announced with plans to move the Prevost coach conversion manufacturing operations from its Pryor, Oklahoma facility to its Sanford, Florida facility. This was completed by the end of the first quarter of 2001. In June the Company announced that its Pryor facility will be closed and production of the Featherlite Vogue series including the Vogue 6000LX indefinitely suspended due to difficulties in obtaining quality custom materials from a supplier on a timely basis. Management believes these actions will contribute to greater efficiencies and could reduce the motorcoach segment overall cost structure by $3 to $5 million on an annualized basis compared to 2000. In the trailer segment, management believes that new manufacturing processes and efficiencies will allow the Company to lower retail prices on certain models without adversely affecting margins. In February 2001, the Company announced that it would close its Nashua, Iowa trailer production facility on April 24 and consolidate some or all of this production into the Cresco, Iowa facility. Management believes that these reductions in workforce and other expenses could decrease overall operating costs of the trailer segment by $1 to $2 million on an annualized basis. The Company's first and second quarter of 2001 financial statements reflect certain charges related to these efforts.

The Company's future operating results are subject to a number of risks, including the following:

     1. The Company has made increased use of leverage and incurred greater interest and related expenses in each of the three years ended December 31, 2000 and in the current six months ended June 30, 2001. Increased debt has been incurred in connection with financing operations and facilities expansions at the Luxury Coach Division as well as financing its increased working capital requirements. As described above, the Company is not in compliance with certain loan covenants relating to its outstanding debt. If the Company is unable to obtain waivers to these covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company's business will be materially adversely affected.

     2. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2000, as reported to the Company by its suppliers was $.75 in 2000, $.66 in 1999 and $.66 in 1998. In the first six months of 2001, the average was $.73. The Company's cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 80 percent of its anticipated requirements for 2001 which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in 2001 and in the years beyond 2001, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels committed for 2001.

     3. There is a risk related to losing a major supplier of aluminum. In the past this risk has been relatively nominal as there have been alternate sources of supply. In recent years, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary.

     4. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company's sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost Car Company located in Canada. Although the Company has insurance to cover certain losses it may sustain due to fire or other catastrophe at Prevost's plant, the Company may not be able to obtain conversion shells from another manufacturer on favorable terms or at all.

     5. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers if there would be an unforeseen interruption in the subcontractor's ability to provide these services or if the customer delays providing the specifications to the subcontractor.


     6. The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. At June 30, 2001, the fair value of the interest rate swap with a notional amount of $4.0 million was a loss of approximately $60,000. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $300,000 at current debt levels.

     7. The Company has available finished inventory in two models being phased out. In 2000, a write-down of $407,000 was taken to reduce the carrying value of this inventory to estimated realizable value. There is a risk that the sale of this inventory will not realize normal margins and there will be unabsorbed labor and overhead costs related to inefficiencies in the production of the new models which could adversely impact the Company's future operating results.

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

     9. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the last quarter of 2000, the Company experienced a decline in the market value of trade-in units and wrote-down the carrying value of the used inventory by $1.3 million in the fourth quarter of 2000 and an additional write-off of $365,000 was made in the first six months of 2001. There is a risk that additional write-downs in this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company's future operating results.

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

     11. Estimated cost reductions and savings from plant closings and restructurings could be partially or fully offset by unabsorbed labor and overhead related to the production of other models, unanticipated increases in operating costs and other factors. The actual costs incurred by the Company in connection with such closings and restructuring activity may exceed the amount of restructuring charges recognized by the Company to date.

     12. The Company has been notified by The Nasdaq Stock Market, Inc. (Nasdaq) that its common stock has failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market. The Company submitted an application to transfer to The Nasdaq Smallcap Market, which has been accepted effective August 1, 2001. Nasdaq has also expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the "going concern" opinion expressed in the Report of Independent Accountants on the Company's December 31, 2000 consolidated financial statements. The Company provided Nasdaq with information to address its concerns and was verbally told Nasdaq would take no immediate action but would continue to review the Company's SEC filings.. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company's common stock may be delisted from Nasdaq.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated by reference to "Management Discussion and Analysis-Looking Forward and Risk Factor" section of this Form 10-Q for the quarterly period ended June 30, 2001.



PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Company's debt facilities with Firstar Bank Milwaukee, N.A. and Deutsche Financial Services Corporation are subject to continued compliance with certain covenants, including the following: maintain a ratio of debt to tangible net worth of 4.5:1; attain minimum annual earnings before interest, taxes, depreciation and amortization (EBIDTA) of $10 million; achieve minimum defined fixed charge coverage ranging from no requirement in the first quarter of 2001 to 1.0:1 in the second quarter to 1.3:1 in the third and fourth quarters, with an annual requirement for 2001 of 1.0:1; and maintain a ratio of current tangible assets to liabilities of 1.5:1 beginning June 30, 2001. In addition, the Company's mortgage debt with First Union National Bank requires the Company to maintain a minimum defined funds flow coverage based on the past four quarters of 1.3 to 1. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: Firstar's requirement to maintain a minimum fixed charge coverage ratio of 1.0 to 1; Deutsche's requirement to attain a tangible current ratio of 1.5 to 1; and First Union's requirement maintain defined funds flow coverage of 1.3 to 1.

Item 4.  Submission of Matters to a Vote of Security-Holders.

(a) The Annual Meeting of the Registrant's shareholders was held on Friday, May 18, 2001.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 6,233,747 shares in favor, with 20,826 shares against, and 4,665 shares abstaining.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                 Nominee              Number of Votes For   Number of Votes Withheld
                 -------------------- ------------------- ---------------------------
                 Conrad D. Clement        6,217,856               41,382
                 Jeffery A. Mason         6,223,606               35,632
                 Tracy J. Clement         6,219,706               39,532
                 Thomas J. Winkel         6,227,206               32,032
                 Kenneth D. Larson        6,227,206               32,032
                 Terry E. Branstad        6,223,306               35,932
                 Charles A. Elliott       6,213,506               45,732

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. See Exhibit Index on page following signatures.

     (b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FEATHERLITE, INC.
                                     (Registrant)



Date:  August 20, 2001             /S/ CONRAD D. CLEMENT
                                   ---------------------
                                   Conrad D. Clement
                                   President & CEO



Date:  August 20, 2001             S/ JEFFERY A. MASON
                                   --------------------
                                   Jeffery A. Mason
                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                           Quarter Ended June 30, 2001


Exhibit No.                       Description

10.1 Amendment No. 4 dated May 31, 2001 to Revolving Loan and Security Agreement with Firstar Bank, N.A.