Form 10-Q
period 2001-09-30
FEATHERLITE INC
filed 2001-11-14
CIK 928064

                                                    ----------------------------
                                                            OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number:        3235-0070
                                                    Expires:    October 31, 1995
                                                    Estimated average burden
                                                    hours per response. . 190.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                                  ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number:          0-24804
                       ---------------------------------------------------------

                               Featherlite, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                  41-1621676
--------------------------------------------------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

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


                    6,535,104 Shares as of November 14, 2001

                                FEATHERLITE, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------


Index .........................................................................2

Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets
      September 30, 2001 and December 31, 2000 ................................3

      Condensed Consolidated Statements of Income
      Three Month and Nine Month Periods Ended September 30, 2001 and 2000 ....4

      Condensed Consolidated Statements of Cash Flows
      Nine Month Periods Ended September 30, 2001 and 2000 ....................5

      Notes to Condensed Consolidated Financial Statements ....................6

   Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations ..........................12

   Item 3. Quantitative & Qualitative Disclosures about Market Risk ..........22

Part II. Other Information:

   Item 3.  Defaults Upon Senior Securities ..................................22

   Item 6.  Exhibits and Reports on Form 8-K .................................23

Signatures ...................................................................23

Exhibit Index ................................................................24

                          PART I: FINANCIAL INFORMATION


ITEM 1:

            FEATHERLITE, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED)
            (IN THOUSANDS)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2001            2000
                                                     --------        --------
                       ASSETS

Current assets
  Cash                                               $    149        $    331
  Receivables                                           6,329           6,356
                                                     --------        --------
  Inventories
    Raw materials                                       7,738          11,350
    Work in process                                    10,564          20,833
    Finished trailers/motorcoaches                     23,427          31,610
    Used trailers/motorcoaches                         24,874          24,598
                                                     --------        --------
    Total inventories                                  66,603          88,391
                                                     --------        --------

  Prepaid expenses                                      2,414           2,219
  Deferred taxes                                        2,395           2,381
                                                     --------        --------
  Total current assets                                 77,890          99,678
                                                     --------        --------

Property and equipment, net                            17,650          19,958

Other assets                                            4,510           4,323
                                                     --------        --------
                                                     $100,050        $123,959
                                                     ========        ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt               $ 21,068        $  2,031
  Wholesale financing and other notes payable          26,932          30,215
  Motorcoach shell costs payable                        7,159          15,833
  Accounts payable                                     12,292          10,121
  Accrued liabilities                                   7,287           8,431
  Customer deposits                                     1,582           3,078
                                                     --------        --------
   Total current liabilities                           76,320          69,709

Long-term debt, net of current maturities               3,142          29,641

Other long term liabilities                               586             597

Commitments and contingencies (Note 7)

Shareholders' equity                                   20,002          24,012
                                                     --------        --------
                                                     $100,050        $123,959
                                                     ========        ========

See notes to condensed consolidated financial statements

            FEATHERLITE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED)
            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                               -------------------------       -------------------------
                                                  2001            2000            2001            2000
                                               ---------       ---------       ---------       ---------
Net sales                                      $  51,566       $  51,347       $ 173,659       $ 186,412
Cost of sales                                     45,137          44,690         157,812         160,779
                                               ---------       ---------       ---------       ---------
   Gross profit                                    6,429           6,657          15,847          25,633
Selling and administrative expenses                5,407           6,565          17,025          20,901
Restructuring charge                                  --              --           1,150              --
                                               ---------       ---------       ---------       ---------
   Income (loss) from operations                   1,022              92          (2,328)          4,732
Other income (expense)
  Interest                                          (882)         (1,233)         (3,342)         (3,548)
  Other, net                                           1              93             380             702
                                               ---------       ---------       ---------       ---------
  Total other expense                               (881)         (1,140)         (2,962)         (2,846)
                                               ---------       ---------       ---------       ---------
Income (loss) before income taxes                    141          (1,048)         (5,290)          1,886
Provision for (benefit from) income taxes             35            (411)         (1,323)            734
                                               ---------       ---------       ---------       ---------
Net income (loss)                              $     106       $    (637)      $  (3,967)      $   1,152
                                               =========       =========       =========       =========


Net income (loss) per share -
    basic and diluted                          $    0.01       $   (0.10)      $    (.61)      $     .17
                                               ---------       ---------       ---------       ---------

Average common shares outstanding-
    basic and diluted                              6,535           6,535           6,535           6,535
                                               ---------       ---------       ---------       ---------

See notes to condensed consolidated financial statements

            FEATHERLITE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (UNAUDITED)
            (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Cash provided by (used for) operating activities
 Net income (loss)                                            $ (3,967)      $  1,152
 Depreciation & amortization                                     1,748          2,154
 Non-cash restructure charges                                    3,400             --
 Other non-cash adjustments, net                                   117            (39)
 Decrease (increase)in working capital, net                      9,431         (5,351)
                                                              --------       --------
    Net cash provided by (used for) operating activities        10,729         (2,084)
                                                              --------       --------

Cash (used for) investing activities
 Purchases of property and equipment, net                         (415)        (2,170)
 Purchases of aircraft                                              --         (2,912)
 Proceeds from sale of aircraft and other property                 305          3,010
                                                              --------       --------
    Net cash provided by (used for) investing activities          (110)        (2,072)
                                                              --------       --------

Cash provided by (used for) financing activities
 Decrease in short-term debt                                    (3,283)         2,256
 Decrease in long-term debt                                     (7,518)         1,920
                                                              --------       --------
   Net cash used for financing activities                      (10,801)         4,176
                                                              --------       --------

   Net cash increase (decrease) for period                        (182)            20
Cash balance, beginning of period                                  331            248
                                                              --------       --------

Cash balance, end of period                                   $    149       $    268
                                                              ========       ========

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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 2001 and 2000. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

Certain prior year amounts in the accompanying condensed financial statements have been reclassified to conform to the 2001 presentation. The reclassifications had no effect on previously reported income or total shareholders' equity.

Note 2.  Going Concern Basis of Presentation

The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In each of the past three years ended December 31, 2000, 1999 and 1998,the Company required cash from other sources to fund its operations, primarily due to operating losses in the motorcoach segment and working capital used to fund a buildup in motorcoach inventory. The Company generated sufficient cash during the current nine month period to fund continuing operations, to finance capital expenditures and reduce both short and long-term borrowings. At September 30, 2001 the Company had approximately $1.5 million available to borrow on its credit lines.

At September 30, 2001, the current order backlog for trailers and motorcoaches has declined below levels at comparable dates a year ago. This could further reduce the Company's liquidity until new order volume increases and/or additional financing is secured.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations and to comply with the terms and covenants of its financing agreements with US Bank (formerly Firstar Bank Milwaukee, N.A.), Deutsche Financial Services(Deutsche) and First Union National Bank (First Union). As discussed in Note 6 below, the Company is not in compliance with certain covenants of its financing agreements as of September 30, 2001.

Management is attempting to obtain waivers of these covenant defaults and amendments to the covenants for the remainder of 2001 and 2002. In addition, the Company is attempting to obtain additional funds through debt financing or refinancing and to reduce costs and related near term working capital requirements so the Company will meet its obligations and sustain its operations. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or refinancing or that cash flow from operations will be sufficient to allow it to meet its obligations as they come due.

Note 3:  Restructuring Charge

In June, 2001, the Company adopted a plan to shut-down its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach because of unacceptable delays experienced in obtaining materials essential to the manufacture of this coach. The Company closed this facility on August 20, 2001 and 80 employees were either terminated or reassigned elsewhere in the Company. An accrual in the amount of $4.1 million was made in the financial statements at June 30, 2001 to provide for exit and other costs related to this restructuring. Following is a summary of this accrual, amounts used and the balance remaining at September 30,:

                                                                            Remaining at
                                                   Accrued        Used     Sept. 30, 2001
                                                   -------        ----     --------------
         Impairment of inventory                   $ 2,950      $(2,950)      $     0
         Impairment of property and equipment          450         (450)            0
         Payroll and severance costs                   500         (500)            0
         Lease costs until subleased                   200          (92)          108
                                                   -------      -------       -------
           Total restructuring charges             $ 4,100      $ 3,992       $   108
                                                   -------      -------       -------

The Company leases the Pryor facility under the terms of an operating lease that expires in 2011 with an aggregate annual rental cost of approximately $326,000. The Company expects to sublease this property by December 31, 2001 at no less than the annual rental cost and has included a portion of this liability in the restructuring amount.

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

Note 5:  Other Assets

There were no aircraft purchases or sales during the three and nine month periods ended September 30, 2001. During the current nine month period, the carrying value of the Company's aircraft was written down by $250,000, including $60,000 in the current three month period, to reflect estimated declines in the market value of the aircraft. During the nine month period ended September 30, 2000, an aircraft was purchased at a cost of $2.9 million and subsequently resold for $3.0 million, with a gain of $105,000 realized on the sale.

Note 6:  Financing Arrangements

At September 30, 2001 the Company had approximately $1.5 million available to borrow on its credit lines.

The Company's debt facilities with US Bank, Deutsche and First Union are subject to continued compliance with certain financial covenants. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: US Bank's requirement to maintain a minimum fixed charge coverage ratio of 1.3 to 1; Deutsche's requirement to attain a tangible current ratio of 1.5 to 1; and First Union's requirement to maintain defined funds flow coverage of 1.3 to 1. The Company is attempting to obtain waivers of the existing defaults and amendments of the covenants for the remainder of 2001. Although the Company expects to obtain these default waivers, US Bank has indicated that it will require the Company to present an acceptable capital plan to address the Company's liquidity shortfalls. First Union has waived existing defaults pursuant to a forbearance agreement requiring repayment of all amounts outstanding by March 30, 2002 and has increased the annual interest rate by 300 basis points. Neither of the other two lenders is willing to waive cross defaults resulting from defaults under the other facility; as a result, the Company must obtain waivers from both the other lenders for any waivers to be effective. No assurance can be provided that the Company will be successful in its efforts to obtain the waivers and amendments described above. Until such waivers are obtained, US Bank and Deutsche each have the right to declare amounts outstanding under its facility immediately due and payable, the right to proceed against the Company's assets, and rights to exercise other remedies. Because of the foregoing, the full amount outstanding of the US Bank and First Union notes are included in "Current maturities of long-term debt" in the accompanying balance sheet.

On September 20, 2001, the Company was notified by US Bank that the existing defaults give the Bank the right to demand immediate payment of all loans. The Bank also advised the Company of, among other matters, the following: reduction of the maximum amount of the line of credit to $17 million from $25 million; a decrease in the Qualified Inventory advance rates of 0.5% per week beginning September 26, 2001; and a default interest rate equal to prime plus 2% on all obligations. The Bank is continuing to honor requests for advances of the line of credit received from the Company in accordance with the loan agreement.

The Company is a party to an interest rate swap. During the three months ended September 30 2001, the fair market value of this swap decreased by $112,000 to a cumulative loss for the nine months of $173,000, including $116,000 which was recorded as "Other expense" in the current quarter and $43,000 net of tax, which was recorded as shown in Note 8 as a comprehensive loss and an adjustment to notes payable and deferred tax assets. The unrealized portion of this swap will be recognized on March 30, 2002 when the First Union note is paid in full and the swap terminated.

Note 7:  Commitments and Contingencies.

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase products which are in saleable condition from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $9.6 million at September 30, 2001 and $12.0 million at December 31, 2000. During the nine months ended September 30, 2001, the Company was not required to make any repurchases under these arrangements.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs is approximately $6.5 million, including $2.4 million accrued for estimated unpaid claims at September 30, 2001, and $2.2 million at December 31, 2000. The Company has obtained an irrevocable standby letter of credit in the amount of $1.8 million in favor of the workers' compensation claim administrator to guaranty settlement of claims.

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

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expenses under these operating leases are estimated to be $1.2 million for 2001. The Company is considering its alternatives with regard to the addition of a lease related to a new sales and service center in North Carolina.

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

Note 8:  Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):

                                                      Sept. 30,    Dec. 31,
                                                        2001         2000
                                                      --------     --------
Common stock - without par value;
   Authorized-  40 million shares;
   Issued-      6,535 shares at Sept.30,2001
                6,535 shares at Dec.31, 2000          $ 16,595     $ 16,595
Additional paid-in capital                               4,062        4,062
Accumulated other comprehensive loss                       (43)          --
Retained earnings (deficit)                               (612)       3,355
                                                      --------     --------
         Total Shareholders' equity                   $ 20,002     $ 24,012
                                                      ========     ========

In the first nine months the Company recorded as other comprehensive income an unrealized loss of $43,000,net of tax, in the fair market value of an interest rate swap, including comprehensive income of $4,000, net of tax in the three months ended September 30, 2001.

Note 9: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

         Total comprehensive income is as follows:

                                                       Three Months    Nine Months
                                                          Ended           Ended
                                                      Sept. 30, 2001   Sept.30,200
                                                      --------------   -----------
         Net income (loss)                               $  (106)        $(3,967)
         Cumulative effective adjustment of
          interest rate swap agreement, net of tax            --              11
         Unrealized income(loss) on interest rate
          swap agreement, net of tax                           4             (54)
                                                         -------         -------
                           Total comprehensive loss      $  (102)        $(4,010)
                                                         -------         -------

At September 30, 2001 the interest rate swap adjustment was the only component of accumulated other comprehensive loss.

Note 10: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 827,800 shares at September 30, 2001 and 475,606 at December 31,2000. These options were granted at prices ranging from $1.85-$7.25 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options totaling 379,300 shares have been granted in 2001. Options totaling 27,106 shares were exercised or forfeited during the nine months ended September 30, 2001.

Note 11: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three months and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

                                                     Three Months Ended          Nine Months Ended
                                                        September 30                September 30
                                                      2001         2000          2001          2000
                                                    -------      -------       -------       -------
Net income (loss) available to common
shareholders                                        $   106      $  (637)      $(3,967)      $ 1,152
Weighted average number of shares outstanding-
basic                                                 6,535        6,535         6,535         6,535
Dilutive effect of stock options                         --           --            --            --
Weighted average number of shares outstanding-
dilutive                                              6,535        6,535         6,535         6,535
Net income(loss) per share - basic and diluted      $  0.01      $ (0.10)      $ (0.61)      $  0.17

Stock options for 827,800 shares at September 30, 2001 and 475,606 shares at September 30, 2000 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.


Note 12: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Management evaluates the performance of each segment based on income before income taxes. In the third quarter of 2001, management adopted a policy of ceasing to charging interest on intercompany borrowing balances and to retain all interest expense related to the US Bank line of credit in the Corporate division. Prior period results have been restated to conform with this new policy which had no affect on consolidated income (loss) before income taxes.

The Company's sales are not materially dependent on a single customer or small group of customers.

Information on business segment sales, income before income taxes and assets are as follows for the three month periods ended September 30, 2001 and 2000 (in thousands):

                                                                        Corporate
                                          Trailers     Motorcoaches     and other         Total
                                          --------     ------------     ---------         -----
Three Months Ended September 30:
2001
Net sales to unaffiliated customers      $  27,341      $  24,225       $      --       $  51,566
Income (loss) before income taxes            1,045           (320)           (584)            141
Identifiable assets                         31,808         61,037           7,205         100,050
2000
Net sales to unaffiliated customers      $  31,071      $  20,276       $      --       $  51,347
Income (loss) before income taxes              779         (1,040)           (787)         (1,048)
Identifiable assets                         39,409         92,030           6,893         138,332

Nine Months Ended September 30:
2001
Net sales to unaffiliated customers      $  84,757      $  88,902       $      --       $ 173,659
Income (loss) before income taxes            2,446         (5,454)         (2,282)         (5,290)
Identifiable assets                         31,808         61,037           7,205         100,050
2000
Net sales to unaffiliated customers      $ 101,037      $  85,375       $      --       $ 186,412
Income (loss) before income taxes            5,911         (2,019)         (2,006)          1,886
Identifiable assets                         39,409         92,030           6,893         138,332


Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three month and nine month periods ended September 30, 2001 and 2000.

Results of Operations

      Three months ended September 30, 2001 and 2000

On a consolidated basis, the Company's operating results for the third quarter ended September 30, 2001, were a net income of $106,000 or $0.01 per diluted share, compared with a net loss of $637,000 or $0.10 per diluted share, in the third quarter of 2000. This improvement in net income of $743,000 is the result of reduced selling and administrative expenses, including research and development costs, compared to last year. These reductions relate to the closing of the sales and manufacturing facility in Pryor, Oklahoma in August, 2001 as well as the Company's efforts to reduce and control operating costs.

Net sales for the quarter remained essentially unchanged at $51.7 million in 2001 compared with $51.3 million in 2000. This included a 14.8 percent decline in sales of specialty trailers that were down in almost all product lines. Motorcoach segment sales were up 22.2 percent compared to last year, including an increase of 11 percent in sales of new motorcoaches and a 43 percent increase in sales of used coaches as certain new and used motorcoaches were sold at lower-than-average prices.

Gross profit decreased by $228,000 to $6.4 million in the third quarter of 2001 from $6.6 million in 2000. As a percentage of sales, gross profit for the quarter declined to 12.5 percent compared to 13.0 percent in 2000. Trailer margins were 3.9 percentage points greater than in 2000 due to reduced costs incurred as a result of reduced material costs and improved labor and overhead utilization during the quarter. Motorcoach gross profit margins declined as lower margins were realized on both new and used motorcoach sales, due to writedowns of $177,000 in the carrying value of certain used motorcoaches and lower-than-average prices realized on motorcoach sales.

Selling and administrative expenses decreased in the quarter ended September 30, 2001 by $1.2 million, an 18 percent decline from the same period in 2000. As a percentage of sales, these expenses decreased to 10.5 percent in 2001 from 12.8 percent in 2000. Trailer segment expenses decreased by 14 percent due to reductions in both advertising and promotion related expenses and reduced personnel costs.

Motorcoach segment expenses decreased by 29 percent due to reduced marketing and administrative expenses at the Pryor facility (which was closed in August 2001), reduced research and development costs (due primarily to the completion of the Vogue 6000 project in 2000), reduced intangible amortization (resulting from the write-off of impaired goodwill at the end of 2000) and lower administrative salaries and outside consulting costs in 2001.

Interest expense decreased by $351,000 in the third quarter of 2001 compared to 2000 due to reduced average interest rates, which were partially offset by higher levels of debt in 2001. Other income declined by $93,000 due to reductions in other miscellaneous income items and the accrual of a $116,000 decline the fair market value of the interest rate swap as discussed in Note 6 to condensed consolidated financial statements.

Income before taxes (IBT) increased by almost $1.1 million to $141,000 in the current quarter of 2001 compared to a loss before taxes of $1.0 million in the same quarter last year. As discussed above, this improvement related primarily to the selling and administrative cost reductions from closing the Pryor, Oklahoma facility at the end of the second quarter of 2001, as well as other cost reductions made to reduce overall operating expenses.

The provision for income taxes was at a rate of 25 percent in 2001 compared to an income tax provision rate of 39 percent in 2000. The current quarter's rate reflects a reduction of the anticipated benefit from the carryback of the annual book losses, net of permanent differences, to prior year's Federal income tax returns for a refund. No benefit has been provided for the carryforward of losses on state returns.


      Nine months ended September 30, 2001 and 2000

On a consolidated basis, the Company sustained a net loss of $4.0 million for the nine months ended September 30, 2001, or $0.61 per diluted share, compared with net income of $1.1 million, or $0.17 per diluted share, in the same period last year. This reduction is primarily the result of restructuring charges incurred in 2001 from closing the Pryor, Oklahoma facility together with reduced gross profit margin resulting from lower levels of sales and gross profit margin rates as discussed further below.

Net sales for the nine month period decreased by 6.8 percent to $173.7 million in 2001 compared with $186.4 million in 2000. This included an 18.1 percent decrease in sales of specialty trailers and transporters, which were down in all categories. Motorcoach segment sales increased by 5.7 percent, including an increase of 4.7 percent in sales of new motorcoaches and a 4.4 percent increase in sales of used coaches.

Gross profit decreased by $9.8 million to $15.8 million in the first nine months of 2001 from $25.6 million in the first nine months of 2000. This decrease includes restructuring charges of $2.9 million included in cost of sales in the second quarter of 2001, representing the losses on liquidation of inventories due to the shutdown of the Pryor, Oklahoma facility as discussed in Note 3 to condensed consolidated financial statements. The additional decline of $6.9 million in gross profit reflects reductions due to decreased sales volume as well as reduced gross profit margin percentages realized on sales in both segments. As a percentage of sales, the gross profit margin for the nine month period was 9.1 percent (after a 1.7 percent reduction related to the restructuring charge) compared to 13.8 percent in 2000. Trailer margins were 2.4 percentage points lower than the first nine months of 2000 due to increased costs resulting from unfavorable labor and overhead utilization related to the Nashua, Iowa trailer manufacturing plant closure and other inefficiencies caused by reduced trailer production volume. Motorcoach gross profit margins (excluding the restructuring charge) were 2.8 percentage points lower than in the same period in 2000 as lower margins were realized on sales of new and used units because of discounts taken on the sale of older units to reduce inventory and due to write-downs of $541,000 in the carrying value of units in inventory. Motorcoach margins were also adversely affected by unfavorable labor and overhead utilization.

Selling and administrative expenses decreased in the first nine months of 2001 by $3.9 million, a 19 percent decrease from 2000 due to management's efforts to reduce costs in all areas. As a percentage of sales, these expenses decreased to
9.8 percent in 2001 from 11.2 percent in 2000. Trailer segment expenses decreased by 21 percent due to reductions in both advertising and promotion related expenses, reduced personnel costs and lower professional fees. Motorcoach segment expenses decreased by 24 percent due to reduced marketing and selling costs, reduced research and development due to the completion of the Vogue 6000 project in 2000 and reduced intangible amortization due to the write-off of goodwill in the fourth quarter of 2000.

The restructuring charge of $1.2 million included in selling and administrative costs relates to the closing of the Company's manufacturing facility in Pryor, Oklahoma in August, 2001 as discussed in Note 3 to condensed consolidated financial statements. This amount includes, among other items, employee payroll and severance costs paid in connection with this closing and the losses incurred in liquidating property and equipment items not usable elsewhere within the Company.

Interest expense decreased by $207,000 in 2001 compared to 2000. Interest on higher levels of debt in 2001 than in 2000 were offset by lower interest rates in 2001. Other income declined by $321,000 as the result of decreased gains on sales of aircraft, including a current year write-down in the aircraft carrying value by $250,000 to reflect a decline in its estimated market value and reductions in other miscellaneous income items.

Income before taxes (IBT) decreased by almost $7.2 million in the first nine months of 2001 to a loss of $5.3 million compared to income before taxes of $1.9 million in the same period last year. This decrease is due in part to the $4.1 million in restructuring charges related to closing the Pryor, Oklahoma facility and reduced gross margin of $6.9 million from lower sales volume and reduced gross profit percentages in both segments. This decrease was partially offset by reduced selling and administrative costs of $3.9 million for the reasons discussed above.

A benefit from income taxes was provided at a rate of 25 percent in 2001 compared to a provision rate of 39 percent in 2000. The current year rate reflects the carryback of certain of these losses, net of estimated permanent differences to prior years for a refund of Federal taxes paid. No benefit has been provided on the carryforward of losses on state income tax returns.

Liquidity and Capital Resources

The liquidity of the Company is measured primarily by its cash flow from operations together with amounts available to borrow on its approved lines of credit with US Bank (formerly Firstar Bank Milwaukee, N.A.), and with Deutsche Financial Services Corporation (Deutsche), a wholesale financing company. During the nine months ended September 30, 2001, the Company's operating activities provided net cash of $10.7 million, including $9.4 million generated by a net decrease in working capital. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, was used to decrease amounts borrowed on the Company's lines of credit. At September 30, 2001 the Company had approximately $1.5 million available to borrow on its credit lines compared to $3.2 million at December 31, 2000.

The Company has two external lines of credit to supplement its internally generated cash flow. It has a revolving loan agreement with its primary lender, US Bank, which is subject to renewal in September 2002 and provides a working capital line of credit equal to the lesser of $25.0 million or a defined percentage of eligible receivables (85%) and inventories (70%). On September 20, 2001, the bank reduced the maximum amount of the line of credit to $17 million and began reducing the eligible inventory advance rate by 0.5% per week. At September 30, 2001, $10.9 million was available to borrow under this line and $10.9 million was outstanding. The Company also has a wholesale finance agreement with Deutsche that provides up to $30 million in financing for new and used motorcoaches held in inventory. At September 30, 2001, $28.4 million was available to borrow under this agreement and $26.9 million was outstanding.

These credit facilities are subject to continued compliance with certain covenants, including the following: maintain a ratio of debt to tangible net worth of 4.5:1; attain minimum annual earnings before interest, taxes, depreciation and amortization (EBIDTA) of $10 million; achieve minimum defined fixed charge coverage ranging from no requirement in the first quarter of 2001 to 1.0:1 in the second quarter to 1.3:1 in the third and fourth quarters, with an annual requirement for 2001 of 1.0:1; and maintain a ratio of current tangible assets to liabilities of 1.5:1 beginning June 30, 2001. In addition, the Company's mortgage debt with First Union National Bank requires the Company to maintain a minimum defined funds flow coverage based on the past four quarters of 1.3 to 1. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: US Bank's requirement to maintain a minimum fixed charge coverage ratio of 1.3 to 1; Deutsche's requirement to attain a tangible current ratio of 1.5 to 1; and First Union's requirement to maintain defined funds flow coverage of 1.3 to 1.

The Company is attempting to obtain waivers of the existing defaults and amendments of the covenants for the remainder of 2001 and 2002. As discussed above, on September 20, 2001, the Company was notified by US Bank that the existing defaults give the Bank the right to demand immediate payment of all loans. The Bank also advised the Company of, among other matters, the following requirements: reduction of the maximum amount of the line of credit to $17 million from $25 million; a decrease in the Qualified Inventory advance rates of 0.5% per week beginning September 26, 2001; and a default interest rate equal to prime plus 2% on all obligations. The Bank is continuing to honor requests for advances of the line of credit received from the Company in accordance with the loan agreement. On October 1, 2001, First Union waived existing defaults pursuant to a forbearance agreement requiring repayment of all amounts outstanding to First Union by March 30, 2002 and increasing the annual interest rate by 300 basis points. Neither US Bank nor Deutsche is willing to waive cross-defaults resulting from defaults under the other facilities; as a result, the Company must obtain waivers from all lenders for any waivers to be effective. No assurance can be provided that the Company will be successful in its efforts to obtain the waivers and amendments described above. Until such waivers are obtained, US Bank and Deutsche each have the right to declare amounts outstanding under its facility immediately due and payable, the right to proceed against the Company's assets, and rights to exercise other remedies.

In any event, the Company expects that it will be necessary to secure additional working capital financing before the end of 2001 and may seek extended repayment terms from trade creditors as well. In addition, $4 million will be needed to refinance the amount outstanding under the First Union mortgage loan by March 30, 2002. The Company has engaged an advisory firm to assist it in preparing a capital plan and in arranging and negotiating financing for the capital required. No assurance can be provided that the Company will be able to obtain the additional financing required on a timely basis, on terms favorable to the Company or at all.

The Company's liquidity is also reflected in changes in a number of key indicators. The Company's ratio of current assets to current liabilities was
1.02 to 1 at September 30, 2001, compared with a ratio at December 31, 2000 of
1.45 to 1. This decrease is due to the inclusion of the US Bank and First Union notes in current liabilities due to defaults on loan covenants related to these facilities as discussed further above. The ratio of total debt to shareholders' equity remained almost constant at 2.56 to 1 compared to 2.58 to 1 at December 31, 2000. During the nine months ended September 30, 2001, total debt declined by almost $10.8 million as debt was reduced with cash provided from operating activities, including liquidation of inventory.

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

Many of the Company's trade accounts payable are past due, and certain of its vendors currently require cash payment upon delivery of materials and supplies. In an effort to restructure its trade debt, the Company intends to offer a composition plan to trade creditors of its Trailer Division with balances outstanding as of November 15, 2001. If the plan is approved by the creditors, the Company will pay amounts outstanding according to the payment option chosen by each creditor. Each creditor will have the opportunity to choose to take a significant discount in exchange for payment within a few months or to receive full payment in installments over a period of years.

The plan is contingent upon completion of a debt or equity financing, which the Company expects to complete early in the first quarter of 2002. Depending on the size and nature of the transaction, additional time may be required to complete the financing in order to obtain shareholder approval and comply with other applicable regulatory requirements. If the plan is approved by the trade creditors, payments will begin promptly after the Company completes this financing. If the Company is unable to complete the equity financing and composition plan, the Company's ability to fund continued operations and capital requirements will be adversely affected.

The Company is continuing a number of actions to improve its liquidity, including the following:

(1) Special sales incentives and price reductions are being offered to sell discontinued and certain other motorcoach units. During the nine months ended September 30, 2001, inventories of these units decreased by $6.8 million due in part to the sale of old units at a discount. This was partially offset by increases of $1.4 million in inventories of other new units;

(2) Reductions have been made in the production and support workforce at the Pryor, Oklahoma and Nashua, Iowa production facilities. The Company estimates these reductions of about 350 employees will reduce annualized payroll and other costs by $5 to $7 million. Planned unit production has been reduced by about 15 percent;

(3) The Company has consolidated its coach conversion manufacturing operations from Pryor, Oklahoma to Sanford, Florida. These actions should improve the efficiency and reduce the amount of unabsorbed labor and overhead in the production operations. These consolidations have also resulted in the reduction of work in process inventories totaling $9.4 million in the first nine months of 2001;

(4) Expenditures are being controlled to reduce the buildup of raw materials before needed by production. Total raw materials inventories declined by $3.6 million from December 31, 2000 to September 30, 2001; and

(5) Selling and administrative expenses have been reduced by almost $3.9 million compared to the same nine months of last year and efforts will continue to control these expenses. We anticipate these expenses will continue at reduced levels throughout the remainder of 2001.

If successful, these actions are expected to improve the Company's liquidity. The Company can make no assurances, however, that it will continue to achieve sufficient liquidity to allow it to meet its obligations as they become due.

Following is a discussion of the principal components of the Company's cash flow for the nine months ended September 30, 2001, as reflected in the condensed consolidated statements of cash flows:

Operating activities provided net cash of $10.7 million. The Company's net loss of $4.0 million was reduced by adjustments for depreciation and amortization of $1.7 million, non-cash restructuring charges of $3.4 million and by other non-cash items in an aggregate net amount of $117,000. Net changes in receivables, inventories and other working capital assets provided cash of $18.5 million. Substantially all of this change resulted from decreased inventories, in large part related to the motorcoach segment, where work in process inventory decreased by $9.5 million and new motorcoach inventory decreased by $5.4 million. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $9.1 million. These changes include, among other reasons, a decrease of $8.7 million in motorcoach shell payables due to a decrease in the number of bus shells held; an increase of $1.3 million in accounts payable due a slowdown in payments to vendors and a reduction of $256,000 in accrued liabilities in part related to the payment of payroll costs included in the accrued restructuring charges in the second quarter. Customer deposits decreased by $1.5 million as deposits received on pending sales of trailers and motorcoaches in prior periods were applied to sales completed in the current period.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of September 30, 2001, approximately 94 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could further impact the liquidity of the Company.

The shell manufacturer has financed a number of motorcoach shells acquired by the Company for a five to six month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at that time. At September 30, 2001, $7.2 million was owed to the shell manufacturer, a reduction of $7.8 million since December 31, 2000. There were no expired consignment contracts at September 30, 2001.

The Company's net capital expenditures for plant and equipment were $415,000 in the first nine months of 2001. There were no aircraft sales or purchases during the nine months ended September 30. The Company collected sales proceeds of $305,000 during this period for sales of used vehicles and equipment. No significant capital expenditure projects are anticipated in the fourth quarter 2001. On September 20, 2001 US Bank terminated the availability of capital expenditure financing under a Capital Expenditure Term Note. The Company has also made a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project, which has been delayed indefinitely.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2001 are expected to total $1.2 million. The Company is considering its alternatives with regard to the lease of a new sales and service center in North Carolina.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company is contingently liable under certain dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite dealers by financial institutions. The Company would be required to repurchase inventory if it is repossessed by the financial institution and is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $9.6 million at September 30, 2001. Also, the Company is self-insured for a portion of certain health benefit and workers' compensation insurance claims. At September 30, 2001, the Company's maximum annual claim exposure under these programs is approximately $6.5 million. The Company has obtained an irrevocable standby letter of credit in the amount of $1.8 million in favor of the workers' compensation claim administrator to guarantee payment of claims.

Assuming a favorable outcome to actions outlined above for improving the Company's liquidity and no further weakening in orders due to the economy or other reasons, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels for the next twelve months. As described above, the Company is in the process of identifying additional sources of financing. Such financing may be in the form of equity, equity-linked, or debt securities and those securities may have rights, preferences or privileges senior to those of the Company's common stock. No assurance can be given that such funding will be available to the Company on terms satisfactory to the Company or at all. Management cannot provide assurance that the Company's cash flow from operations will be sufficient to meet its obligations as they become due.

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

The Company is cautious concerning sales for the remainder of 2001, particularly after the events of September 11. Beginning in December 2000 and at September 30, 2001, new order backlog for trailers and motorcoaches has decreased below backlog levels at comparable dates in the prior year. At September 30, 2001, total backlog was $14.1 million compared to $30.7 million at December 31, 2000 and $41.7 million at September 30, 2000. Management believes this decrease is related to the uncertainty and lack of consumer confidence that is now present in the economy. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed last year's sales volume. Actions have been taken to consolidate certain production facilities, to reduce staffing levels and control other costs until the present economic trends become more favorable.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 70 new and enhanced models of trailers during the first nine months of 2001 and will continue to add new models in the remainder of 2001. Further development of the Featherlite Vogue 6000LX luxury coach model, which was added to the Featherlite motorcoach product line in November 2000, has been indefinitely suspended. In May 2001, the Company opened a west coast luxury motorcoach sales facility in Coburg, Oregon. This facility is having a positive effect on total motorcoach sales.

The Company is also focusing on cost reductions and improving manufacturing operations. In 2001, it continues the implementation of strategic initiatives begun in 1999 and 2000 to restructure the motorcoach division. In January 2001, another phase of this initiative was announced with plans to move the Prevost coach conversion manufacturing operations from its Pryor, Oklahoma facility to its Sanford, Florida facility. This was completed by the end of the first quarter of 2001. In August, 2001 the Company closed its Pryor facility and indefinitely suspended production of the Featherlite Vogue series including the Vogue 6000LX due to difficulties in obtaining quality custom materials from a supplier on a timely basis. Management believes these actions will contribute to greater efficiencies and could reduce the motorcoach segment overall cost structure by $3 to $5 million on an annualized basis compared to 2000. In the trailer segment, management believes that new manufacturing processes and efficiencies will allow the Company to lower retail prices on certain models without adversely affecting margins. In April, 2001, the Company closed its Nashua, Iowa trailer production facility and consolidated some or all of this production into the Cresco, Iowa facility. Management believes that these reductions in workforce and other expenses could decrease overall operating costs of the trailer segment by $1 to $2 million on an annualized basis. The Company's first and second quarter of 2001 financial statements reflect certain charges related to these efforts.

The Company's future operating results are subject to a number of risks, including the following:

      1. The Company has made increased use of leverage and incurred greater interest and related expenses in each of the three years ended December 31, 2000 and in the current nine months ended September 30, 2001. Increased debt has been incurred in connection with financing operations and facilities expansions at the Luxury Coach Division as well as financing its increased working capital requirements. As described above, the Company is not in compliance with certain loan covenants relating to its outstanding debt. If the Company is unable to obtain waivers of these covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company's business will be materially adversely affected.

      2. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2000, as reported to the Company by its suppliers was $.75 in 2000, $.66 in 1999 and $.66 in 1998. In the first nine months of 2001, the average was $.73. The Company's cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 80 percent of its anticipated requirements for 2001 which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in 2001 and in the years beyond 2001, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels committed for 2001.

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

      5. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers in the event of an unforeseen interruption in the subcontractor's ability to provide these services or if the customer delays providing the specifications to the subcontractor.

      6. The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. At September 30, 2001, the fair value of the interest rate swap with a notional amount of $4.0 million was a loss of approximately $173,000. This swap will be terminated on March 30, 2002 when the mortgage with First Union National Bank must be paid in full. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $300,000 at current debt levels.

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

      8. The Company builds a significant number of luxury motorcoaches on a speculative basis. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Failure to sell these motorcoaches on a timely basis at prevailing prices could further decrease the liquidity of the Company.

      9. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the last quarter of 2000, the Company experienced a decline in the market value of trade-in units and wrote-down the carrying value of the used inventory by $1.3 million in the fourth quarter of 2000. An additional write-off of $542,000 was made in the first nine months of 2001. There is a risk that additional write-downs in this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company's future operating results.

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

      12. The Company was notified by The Nasdaq Stock Market, Inc.(Nasdaq) that its common stock has failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market . The Company submitted an application to transfer to The Nasdaq Smallcap Market, which has been accepted effective August 1, 2001. Nasdaq has also expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the "going concern" opinion expressed in the Report of Independent Accountants on the Company's December 31, 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company's common stock may be delisted from Nasdaq.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated by reference to "Management Discussion and Analysis-Looking Forward and Risk Factor" section of this Form 10-Q for the quarterly period ended September 30, 2001.



PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Company's debt facilities with US Bank (formerly Firstar Bank Milwaukee, N.A.) and Deutsche Financial Services Corporation are subject to continued compliance with certain covenants, including the following; maintain a ratio of debt to tangible net worth of 4.5:1; attain minimum annual earnings before interest, taxes, depreciation and amortization (EBIDTA) of $10 million; achieve minimum defined fixed charge coverage ranging from no requirement in the first quarter of 2001 to 1.0:1 in the second quarter to 1.3:1 in the third and fourth quarters, with an annual requirement for 2001 of 1.0:1; and maintain a ratio of current tangible assets to liabilities of 1.5:1 beginning June 30, 2001. In addition, the Company's mortgage debt with First Union National Bank requires the Company to maintain a minimum defined funds flow coverage based on the past four quarters of 1.3 to 1. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: US Bank's requirement to maintain a minimum fixed charge coverage ratio of 1.3 to 1; Deutsche's requirement to attain a tangible current ratio of 1.5 to 1; and First Union's requirement to maintain defined funds flow coverage of 1.3 to 1.

The Company has been notified by US Bank that the existing defaults give the Bank the right to demand immediate payment of all loans. The Bank also advised the Company of, among other matters, the following: reduction of the maximum amount of the line of credit to $17 million from $25 million; a decrease in the Qualified Inventory advance rates of 0.5% per week beginning September 26, 2001; and a default interest rate equal to prime plus 2% on all obligations. The Bank is continuing to honor requests for advances of the line of credit received from the Company in accordance with the loan agreement.

On October 1, 2001 the Company entered into a Loan Modification and Forbearance Agreement with First Union National Bank (First Union). This agreement accelerated the maturity of this debt to March 30, 2002, and increased the interest rate by 300 basis points during the forbearance period. First Union waives the existing default during the forbearance period.


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits. See Exhibit Index on page following signatures.

      (b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended September 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FEATHERLITE, INC.
                                         (Registrant)



Date:  November 14, 2001               /S/ CONRAD D. CLEMENT
                                       ---------------------
                                       Conrad D. Clement
                                       President & CEO


Date:  November 14, 2001               S/ JEFFERY A. MASON
                                       ---------------------
                                       Jeffery A. Mason
                                       Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                        Quarter Ended September 30, 2001

Exhibit No.                       Description

10.1 Loan Modification and Forbearance Agreement dated October 1, 2001 between Featherlite, Inc. and First Union National Bank