Form 10-K
period 2001-12-31
FEATHERLITE INC
filed 2002-04-15
CIK 928064

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO.: 0-24804
DECEMBER 31, 2001

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

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 2002, was $2,847,000 (based on the last sale price of the registrant's Common Stock on such date).

 Number of shares of Common Stock, no par value, outstanding at March 20, 2002:
                                   6,535,104.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated Part of this Form 10-K: (1) Annual report to shareholders for the fiscal year ended December 31, 2001 - Part II; (2) Proxy statement for 2002 Annual Meeting - Part III.

================================================================================

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

         Featherlite, Inc. is a Minnesota corporation formed in 1988 to acquire the assets of a non-affiliated business that had manufactured trailers since the early 1970s under the FEATHERLITE(R) brand name. Our principal operations have historically involved designing, manufacturing and marketing over 400 models of both custom-made and standard model specialty aluminum and steel trailers. We market our trailers primarily through a network of over 240 full-line dealers located in the United States and Canada. The Company markets its trailers primarily under the FEATHERLITE(R) brand name.

         In 1996, the Company also began designing, manufacturing and marketing custom luxury motorcoaches primarily through the acquisition of the assets of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. Entry into the luxury motorcoach market was consistent with Featherlite's long-term growth and product diversification strategy. Our motorcoaches are marketed under the trade names "FEATHERLITE VANTARE(R) and FEATHERLITE LUXURY COACHES(R). Production of the FEATHERLITE VOGUE(R) model was suspended in 2001, although new models still in inventory are continuing to be sold under this trade name.

          FEATHERLITE(R) trailers are made of aluminum, which differentiates the Company from most of its competitors which primarily make steel trailers. Aluminum trailers are superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company's focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL(R) series and DIAMOND D(R) brands in order to provide dealers and customers with a high quality, but less expensive, alternative to our aluminum trailers.

         Management believes that growth in the demand for the Company's trailers has historically coincided with an overall market expansion for trailers generally, particularly in uses related to entertainment and leisure. Demand for the Company's trailers has been significantly driven by the lifestyles, hobbies and events that are important to Featherlite's target customers. In particular, growth in independent product and service markets that also could use or require a high quality specialty trailer has created increased demand for the Company's trailers as the Company seeks to design and develop trailers that address the needs of customers in niche markets. Those categories and uses include pickup trucks, sport utility vehicles, all-terrain-vehicles, and snowmobiles; auto races, classic car shows and motorcycle rallies; hobby farming and raising and showing horses; art and craft fairs and expositions; and vending trailers for selling crafts, food and other concessions, such as T-shirts, souvenirs, apparel or novelty items. Examples of other users of the Company's trailers include lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable. The Company's mobile marketing transporter trailers serve a wide variety of sales and marketing needs for Fortune 500 companies, as well as medical, larger non-profit and governmental clients and event and sports promotions

         The target market for the Company's motorcoaches is typically affluent business owners, retirees, professionals and those in the entertainment and sports industries. The number of affluent retirees and business owners who represent the target market for luxury motorcoaches produced by Featherlite is also continuing to grow as the "baby boomer" generation ages.

         Economic uncertainty in the early months of 2001 combined with the tragic events of September 11 had an adverse impact on sales in 2001, particularly the fourth quarter, when sales were down 30 percent from the same quarter in 2002. However, the Company is again experiencing positive signs of a recovery in the initial stages of 2002 as trailer backlog is increasing and motorcoach sales are returning to more historic levels. Management believes Featherlite is positioned to continue as a leader in the leisure, recreation and entertainment categories, including motorsports, and is hopeful that the Company's sales will continue their overall historical growth trend after a decline in 2001.

         The Company continually monitors the market for opportunities to leverage the FEATHERLITE(R) brand name and its expertise. Featherlite pioneered the introduction of standard model aluminum horse and livestock trailers, which traditionally had been custom made. It has also responded to the increasing demand for customizing the interiors of trailers and motorcoaches, a capability which helps distinguish the Company from its competition. Typical interiors range from a simple interior, such as a dressing room, closet and mirror in the nose of a horse trailer, to upscale interiors such as upholstered seating and sleeping areas, kitchens, bathrooms and modern electronics, including fax machines, cellular phones and satellite dishes, in race car transporters and luxury custom motorcoaches. In addition, Featherlite refines the products it already offers by introducing new features to satisfy the increasing demands of its customers. In 2001, more than 60 new models or existing model changes were introduced.

         The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite's designation as the "Official Trailer" of NASCAR, Championship Auto Racing Teams (CART), Indy Racing League (IRL), Auto Racing Club of America (ARCA), American Speed Association (ASA), World of Outlaws (W.O.O.), and National Hot Rod Association (NHRA). Featherlite has an association with the Ohio All American Quarter Horse Congress, the National Western Livestock Show, Appaloosa Horse Club, United States Team Roping Competition, the National High School Rodeo Association and the World's Toughest Rodeo. The Company's luxury motorcoach is the "Official Coach" of NASCAR, NHRA, and IRL. In 2001, the Company began a three-year agreement with NBC and TNT networks to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. In early 2002, a similar agreement was reached with FOX Sports.

         The Report of Independent Public Accountants accompanying the Company's consolidated statements as of December 31, 2001 and 2000 and the years then ended state the Company is unable to ascertain whether it will have sufficient liquidity available under existing credit lines to fund operations or whether the Company will meet various covenant requirements contained in its financing agreements as discussed in Notes 2 and 9 to the consolidated financial statements. The Report of Independent Auditors states these matters raise substantial doubt about the Company's ability to continue as a going concern.

SPECIALTY TRAILER AND MOTORCOACH INDUSTRIES

         The Company operates in two principal industries and business segments: specialty trailers and motorcoaches.

SPECIALTY TRAILER INDUSTRY

         Specialty trailers are designed for specific hauling purposes rather than for general commercial freight. The customers of the specialty trailer industry consist of broad segments of the general public, such as hobbyists, sports enthusiasts, farmers and ranchers, engaged in the activities for which particular trailers are designed. In contrast, commercial freight trailers are generally made for non-specific purposes and the customers are typically trucking companies and manufacturers with fleets of trucks and trailers. Unlike the commercial freight trailer industry, which is dominated by a few large manufacturers, the specialty trailer industry is comprised of many small manufacturers. No published statistics are available on the size of the specialty trailer industry or its subcategories. However, the Company believes that there may be as many as 500 manufacturers of specialty steel trailers in the United States, of which approximately 30 manufacture specialty aluminum trailers.

         Historically, specialty trailers were made of steel, principally because they cost approximately 30% to 40% less than trailers made primarily of aluminum. Entry into the production of steel trailers is relatively easy and inexpensive because of the widespread availability of steel components and simple production techniques. The relative lack of barriers to entry into the steel trailer industry, differing regional demands for trailer types and the relatively high cost of long distance delivery have contributed to the fragmented status of the specialty steel trailer industry. As a result, specialty steel trailer manufacturers generally produce relatively small numbers of trailers for sale in limited geographical markets without the efficiencies of high volume production, quality controls, significant warranty and service capabilities, substantial dealer networks, or national advertising and marketing programs. In comparison, production of aluminum trailers requires larger capital investment in dies, extrusion molds and equipment, more sophisticated welding and production techniques, and greater design capabilities to maximize the strength-to-weight ratio advantage of aluminum over steel.

         In dollar sales, the Company estimates that aluminum trailers presently constitute five to ten percent of the total market for specialty trailers, but that this percentage is increasing. The Company believes that an increase in demand for aluminum rather than steel trailers will be driven by a number of factors. Aluminum trailers offer substantial advantages over steel trailers in weight, ease of maintenance, durability and useful life. Aluminum trailers resist rust and corrosion, and weigh 30% to 40% less than comparable steel models. Maintenance is substantially less on aluminum trailers because of the absence of rust and because they typically are not painted or are pre-painted with a baked-on enamel. As a result, aluminum trailers can be offered with superior warranties and provide greater customer satisfaction. The lighter weight of aluminum trailers reduces the demands on the towing vehicle, affords better gas mileage and allows a greater percentage of gross trailer weight for carrying cargo.

MOTORCOACH INDUSTRY

         Motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $800,000 to $1,000,000 or more. These motorcoaches are primarily converted from a bus shell that is purchased and completed to provide an interior area designed to the customer's specifications. The target market for these motorcoaches is typically affluent business owners, retirees, professionals and those in the entertainment and sports industries. The Company believes that there are presently seven or more companies in this industry. [Any information on market differentiations, segments or focuses?]

PRODUCTS AND SERVICES

         The Company's primary business activity is the manufacture and sale of specialty aluminum trailers and motorcoaches under the FEATHERLITE(R) brand name. In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL(R) series AND DIAMOND D(R) brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. In 1996, the Company also began manufacturing and marketing custom motorcoaches under the name "VANTARE BY FEATHERLITE(R)". In 1998, the FEATHERLITE VOGUE(R) brand of motorcoaches was added when the Company purchased the assets of Mitchell Motorcoach Sales, Inc. In 2001, the Company suspended production of this brand, and closed the manufacturing facility in Pryor, Oklahoma. The Company's motorcoaches are now marketed under the trade names FEATHERLITE VANTARE(R) and FEATHERLITE LUXURY COACHES(R). The FEATHERLITE VOGUE(R) brand is continuing to be marketed until existing new models in inventory are sold, which the Company believes will occur in 2002. Rework and warranty services are also provided for Company-built trailers and motorcoaches at the Company's facilities and dealer locations. For 2001, approximately 95% of the Company's revenues were derived from trailer and motorcoach sales.

         The following data illustrate the percentage of the Company's net sales in 1999, 2000 and 2001 (dollars in thousands):

                                         Years ended December 31,
                --------------------------------------------------------------------------
                         1999                       2000                      2001
                ---------------------      --------------------       --------------------
                  Amount      Percent        Amount     Percent         Amount     Percent
                  ------      -------        ------     -------         ------     -------
Trailers        $ 108,961      48.5%       $ 121,376      50.1%       $  97,348      45.7%
Motorcoaches      105,890      47.1          108,866      44.9          103,911      48.8
Other               9,962       4.4           12,244       5.0           11,527       5.4
                ---------     -----        ---------     -----        ---------     -----

Net Sales       $ 224,813     100.0%       $ 242,486     100.0%       $ 212,786     100.0%
                =========     =====        =========     =====        =========     =====

TRAILERS

         The Company is unique among trailer manufacturers because of the many types of trailers it manufactures and markets. The Company's FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company's primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters, including mobile marketing, mobile office, mobile classroom, vending and command centers. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE(R) brand trailers, which are "all aluminum" with the exception of steel axle and hitch parts, enjoy a premier image in the industry. Sales of FEATHERLITE(R) brand trailers currently represent approximately 90% of the Company's total trailer sales. FEATHERLITE-STL(R) series and DIAMOND D(R) brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

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

         In addition to custom designed trailers, the Company manufactures standard model trailers for inventory, which are available for immediate delivery to dealers. In an industry consisting primarily of manufacturers who custom build trailers, the Company's introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 60% of the Company's total trailer sales. The Company's dealer network has enthusiastically endorsed and supported the standard model concept.

         Retail prices for the Company's aluminum model trailers range from approximately $1,200 for the least expensive snowmobile trailer to over $300,000 for a custom built race car transporter and hospitality trailer. Representative FEATHERLITE(R) aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer.

MOTORCOACHES

         The Company offers different motorcoach conversion body styles based on the XL and the H models made by a single bus shell manufacturer (Prevost Car Company). Even though the "H" body style is much taller and the layout is considerably different than a typical XL motorcoach, it has become the model most requested by customers. The Company offers a "slide-out" model that expands the livable space within the motorcoach. The Company also offered a high quality Class A series motorcoach, a living unit entirely constructed by Featherlite from the ground up on a specially designed motor vehicle chassis, under the FEATHERLITE VOGUE(R) brand. In 2000, the Company introduced two new luxury coach models to its product line, the Featherlite XLII model, which is a Prevost bus conversion, and the Featherlite Vogue 6000LX which is a Class A series motorcoach. In 2001, the Company discontinued the FEATHERLITE VOGUE(R) brand, including the Vogue 6000 model and adopted a plan to shut-down its Pryor, Oklahoma manufacturing facility. The Company's motorcoaches are now marketed under the trade names FEATHERLITE VANTARE(R), FEATHERLITE VOGUE(TM) and FEATHERLITE LUXURY COACHES(R).

         The Company's goal is to produce the best performing and most reliable motorcoach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts that were previously developed by Vantare International, Inc. when it was in the business of building yachts.

         The Company builds a number of luxury motorcoaches on a speculative basis (84 percent of work in process at December 31, 2001). While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed or shortly thereafter at retail prices range from about $800,000 to $1,000,000 or more, there is no assurance they will be sold on a timely basis or at normal profit margins. This may require additional working capital investment and cause the Company to incur additional interest and inventory carrying costs, which would have an adverse impact on operating results and liquidity.

         The Company also sells used motorcoaches that are taken as trade-ins from customers on sales of new motorcoaches as well as other used coach sales. There is a risk that the market value of these trade-ins will be reduced before they are resold and adversely impact the Company's operating results. In the year 2001, the Company recorded motorcoach inventory write-downs of $3.0 million, primarily related to used motorcoaches.

         Repair services for motorcoaches of customers and others are provided at the Vantare facility in Sanford, Florida , as well as at a Company service centers in Mocksville, North Carolina and Cresco, Iowa.


OTHER BUSINESS ACTIVITIES

         In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and motorcoach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 2001 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose.

         The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly-owned subsidiary of the Company, conducts such aircraft dealer activities. Featherlite Aviation Company held for resale one used aircraft at December 31, 2001. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft create risks to the Company and its operating results. In 2001, the Company recorded a $690,000 write-down in the carrying value of the aircraft to reflect a decline in its value during the year. Gains or losses on aircraft sales and valuation are included in the "Other income" caption in the Company's Consolidated Statements of Operations.

         The Company's other business activities, excluding aircraft, in the aggregate, accounted for approximately 4.4%, 5.0% and 5.4% of the Company's net sales for 1999, 2000 and 2001, respectively. These activities are included as part of the trailer and motorcoach segments in Note 16 to the Company's Consolidated Financial Statements.

MARKETING AND SALES

TRAILERS

         The Company markets its trailers primarily through a network of over 240 full-line and limited-line dealers located in the United States and Canada. The Company also sells trailers directly at its sales and service center in Sanford, Florida. Dealers typically handle only a portion of the entire FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) product lines and may sell other steel trailer brands. FeatherlIte dealers are prohibited by their agreements with the Company from selling other brands of aluminum trailers. No single dealer represents more than 10% of the Company's net sales. The Company's top 50 dealers accounted for approximately 50% of the Company's net trailer sales for 1999, 2000 and 2001. For these periods, 76% or more of the Company's trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily drop deck trailers, specialty mobile marketing trailers and race car transporters. For these periods, approximately 96% of the number of units sold were sold by the dealer network.

         Dealers and distributors sell FEATHERLITE(R), FEATHERLITE-STL(R) series and DIAMOND D(R) products Under contractual arrangements with the Company, which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers and distributors may be terminated. Such laws have not materially adversely affected the Company to date. Changes in dealers and distributors take place from time to time. The Company believes that a sufficient number of prospective dealers exists across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to increase substantially its number of dealers over the next several years in underserved markets.

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

MOTORCOACHES

         Substantially all motorcoaches are sold directly by Company personnel to end user customers. In 1999, the Company established an exclusive relationship with a dealer in seven Western states for sale of the FEATHERLITE VOGUE(R) 5000 line of luxury motorcoaches. This dealer relationship was terminated in June 2000. IN September 1999 the Company opened a new sales and service center in Sanford, Florida and in May 2001 the Company opened a sales facility in Coburg, Oregon, supporting the FEATHERLITE LUXURY COACHES(TM) product line. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARE(TM) and FEATHERLITE VOGUE(R) motorcoaches.

FINANCING

         A substantial portion of the Company's sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with Nations Credit Commercial Corporation, Deutsche Financial Services Corporation (Deutsche), Bombardier Capital, Conseco Finance, Inc. and TransAmerica Commercial Finance Corp. to provide trailer floor plan financing for its dealers. Under these floor plan arrangements, the Company may be required to repurchase trailers repossessed from a Featherlite trailer dealer by these financial institutions, for the remaining unpaid balance, including finance charges plus costs and expenses if the trailers are in salable condition. At December 31, 2001, the Company is contingently liable for $9.3 million under these repurchase arrangements. Although the Company has not been required to make any significant payments or repurchases to date from its trailer dealers (approximately $80,000 in 2000 and $235,000 in 2001), there can be no assurance that such obligations will not, in the future, adversely impact the Company. The Company has a wholesale floor plan agreement with Deutsche to finance a portion of the new and used motorcoaches held in inventory. In 2000, the Company was required to repurchase motorcoaches for $2.2 million from a financial institution when its sole motorcoach dealer defaulted on its financing agreement. There are no other repurchase agreements for wholesale financing of motorcoaches with dealers at December 31, 2001.

         Featherlite Credit Corporation, a corporation owned by certain of the Company's officers and directors, provides retail financing to end user customers of the Company's dealers through financing companies such as Conseco Finance, Inc. and Deutsche. The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on these retail financing arrangements.

PROMOTIONS

         The Company's marketing is designed to advance consumer awareness of the Featherlite brand and position it so that the unique strengths and benefits of Featherlite products are clearly known. Furthermore, the Company's national advertising campaigns are designed to motivate customers into action: to call a toll-free number for free product information and the location of their nearest Featherlite dealers and/or visit the Company's website for more comprehensive description of product features and benefits. Market intelligence is gathered which assists the Company craft its message and reach the most productive target constituencies. Benefit and demographic segmentation are utilized to more accurately target specific groupings of people within each product cluster. Quarter Horse Journal, Western Horseman, Horse & Rider, Thoroughbred Times and Horse Illustrated are some of the various publications utilized to reach a diverse customer base in the horse market. Similar selected groupings of publications are utilized to target the Company's various markets: automotive, livestock/farm, recreational and utility, and mobile marketing. Over 100 publications in various product segments are advertising vehicles for the Company. In addition, the Company utilizes television advertising, primarily on racing programs carried on major broadcast and cable networks. The Company also sponsors a nationally syndicated radio program, which is broadcast over nearly 100 stations in 30 states targeting the equine markets. Featherlite video is supplied to large arenas for use on sponsor jumbotrons and electronic message boards.

         The Company produces approximately 40 different brochures, catalogues and flyers that support direct mail initiatives and help satisfy consumer inquiries, as well as the premier web site www.featherliteusa.com.

         The Company also promotes its motorcoach segment directly in user group publications such as Family Motorcoaching magazine and RV Trader, which can target specific high potential markets for pre-owned motorcoaches. In addition, the Company places classified and display advertising into high sales-potential periods in the Wall Street Journal and selected regional metropolitan newspapers near the Company's sales centers. Outdoor advertising is also used along high-traffic interstate corridors. In addition, the Company participates in the Family Motor Coach Association rallies twice each year, the Tampa RV Show and numerous other shows and rallies. The Company's motorcoach products are also represented at motorsports events where other Featherlite products are promoted and where Featherlite already has a customer base. The Company also sponsors the Featherlite VIP Club and recently introduced the Featherlite VIP Bikers' Club. These clubs are an excellent marketing platform to introduce people around America to new coach and trailer products.

         The Company expanded its public and media relations focus in the last quarter of 2000 and actively pursues regional and national media coverage of the uniqueness of the Company as well as its new product introductions. . In 2001, the Company began a three-year agreement with NBC and TNT networks to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. In early 2002, a similar agreement was reached with FOX Sports.

         An example of the Company's specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the "Official Trailer" of NASCAR, Championship Auto Racing Teams (CART), National Hot Rod Association (NHRA), Indy Racing League (IRL), Auto Racing Club of America
(ARCA), American Speed Association (ASA), National Hot Road Association (NHRA), World of Outlaws (W.O.O.), the Indianapolis Motor Speedway and Speedway Motor Corporation's race tracks and the "Official Coach" of NASCAR, IRL, and NHRA . Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour. The 2001 NASCAR Featherlite Southwest Tour is comprised of nineteen events in various cities in Arizona, California, Utah, New Mexico, Nevada and Colorado. The NASCAR Featherlite Modified Tour schedule takes place primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, ARCA, IndyCar, nostalgic, sprint car, off road, motorcycle and motocross.

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

COMPETITION

SPECIALTY TRAILERS

         The specialty trailer industry is highly competitive, especially with respect to the most commonly sold models, such as one and two horse trailers. Competition is based upon a number of factors, including brand name recognition, quality, price, reliability, product design features, breadth of product line, warranty and service. The Company believes it competes favorably with its competitors with respect to each of these factors. The primary competition to FEATHERLITE(R) aluminum trailers is steel trailers, which typically sell for approximately 30% to 40% less but are subject to rust and corrosion and are heavier. There are no significant technological or manufacturing barriers to entry into the production of steel trailers and only moderate barriers to the production of aluminum trailers. Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company's competitors and potential competitors are more established in segments of the Company's business. The Company's principal competitors, all of which are located domestically, include the following:

Trailer Types                Principal Competitors' Brands
-------------                -----------------------------

Horse and Livestock........  4 Star, Barrett, Sooner, Wilson, Sundowner, Kiefer
                             Built, W-W, Exiss

Utility....................  Wells Cargo, PACE, Haulmark, US Cargo, Cargo Mate

Car Trailers and             HighTech, Competition, Wells Cargo, Haulmark, PACE,
Race Car Transporters......  Goldrush, Champion, Ultra Comp

MOTORCOACHES

         The motorcoach industry is highly competitive, particularly in XL and high-end Class A models, with seven or more manufacturers. Featherlite is the dominant producer of H model bus conversion motorcoaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The Company believes it competes favorably with its competitors with respect to each of these factors. The brand names of the Company's principal competitors in this industry, all of which are located domestically, include, among others:
Marathon, Liberty, Royale, and Angola.

MANUFACTURING

TRAILERS

            The Company manufactures substantially all of its trailers at plants located in Cresco, and Shenandoah, Iowa. In April 2001, the Company closed its Nashua, Iowa trailer production facility and consolidating some or all of this production into the Cresco, Iowa facility. Approximately 110 employees were either terminated or reassigned elsewhere in the Company.

            Featherlite has an agreement with one independent company to manufacture certain trailers. Under the agreement, the Company supplies specifications to the manufacturer. The manufacturer, which is prohibited from manufacturing trailers for any other entities without Featherlite's consent, purchases the materials and provides labor and overhead expenses to manufacture the trailers for contractually agreed upon prices. Such trailers constituted less than 1% of net trailer sales for 2001.

         Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company's business, fluctuate daily in the open market. As discussed below, the Company has obtained fixed price contracts from suppliers to reduce the risk related to fluctuations in the cost of aluminum for 2002. There is a risk to future operating results if the Company is unable to obtain fixed contracts to reduce the effect of fluctuations in the price of aluminum for the remainder of its 2002 requirements.

         The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including: Alcoa Extrusions, Inc., INDALEX, Inc., and Aluminum Shapes, LLC and the majority of its sheet metal from two large suppliers, Integris Metals and Owens Corning Fabication Solutions. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with certain of the above suppliers to fill about 50 percent of its projected needs for aluminum in 2002. In the event that one or more of the Company's suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company's production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. Increases in the prices of aluminum and other supplies may adversely affect margins on the Company's products.

         In addition to obtaining long-term contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would "lock in" the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company's actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company's product. The Company had no such contracts in effect at December 31, 2001.

         In the manufacturing process, the Company seeks to maximize production efficiency by using weekly production schedules which allocate scheduled trailers to specific production lines within each plant. The Company generally follows a build-to-order policy to control inventory levels. Inventory pool trailers may be scheduled to maximize the efficiency of the production lines. Lean manufacturing concepts and principles are being taught and implemented in all areas of manufacturing. Lean manufacturing is a systematic approach to identifying and eliminating waste through continuous improvement techniques. If successfully implemented, benefits of Lean manufacturing can include reduction in work in process, shorter lead times, productivity increases, quality improvement and better utilization of space. There is no assurance the Company will be successful in achieving any of these benefits.

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

MOTORCOACHES

            The Company manufactures all of its motorcoaches at a plant located in Sanford, Florida. The manufacturing facility in Pryor, Oklahoma, was closed in 2001. Except for the coach shell and electronic equipment, various kitchen and bathroom fixtures and accessories and other purchased items, the Company fabricates most of the components for its motorcoaches. The Company completes the conversion by finishing the interior of the purchased shell to the layout and design requirements of the customer or its specifications. All design engineering, plumbing, cabinetry and upholstery required to complete the coach are done by Company personnel. In 2001, the Company transferred production of certain bus conversion models from its Pryor, Oklahoma facility to its Sanford, Florida facility. In June 2001, the Company adopted a plan to shut down its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach because of unacceptable delays experienced in obtaining materials essential to the manufacture of this coach. The Company closed this facility in August 2001, and approximately 80 employees were either terminated or reassigned elsewhere in the Company.

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

BACKLOG

         At December 31, 2001 the Company had unfilled confirmed orders from its customers in the amount of approximately $15.8 million, including $3.1 million in motorcoach orders, compared with $30.7 million, including $15.9 million in motorcoaches, at December 31, 2000. All orders in backlog at December 31, 2001 are expected to be filled during 2002.

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

PATENTS AND TRADEMARKS

         The Company has registered FEATHERLITE(R) as a trademark for use in conjunction with trailers in thE United States, Canada and Germany. It has also registered this trademark for a variety of promotional items. In general, such registrations are effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect TO FEATHERLITE-STL(R) series. In October 1995, the Company acquired the rights to the DIAMOND D(R) trademark and has registered it as a trademark in the UniteD States and has a trademark application pending in Canada. In 1993, the Company purchased the rights to two design patents, which expired in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has obtained certain trailer design and utility patents relating to race car transporters, snowmobile trailers and horse trailers. The Company considers these patents, which have expiration dates ranging from 2011 to 2014, to be important to the trailer business.

         The Company has a United States registered trademark for VANTARE BY FEATHERLITE(R) for use in conjunction with motorcoaches and yachts in the United States and FEATHERLITE VOGUE(R) "FEATHERLITE VANTARE(R)" and "FEATHERLITE LUXURY COACHES(R)", for motorcoaches in the United States.

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

         The Company warrants for one year the workmanship and materials related to certain parts of its motorcoaches. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturer of the shell, transmission and engine generally is for two years. In August 2000, the Company began offering a limited warranty on certain specified components of the FEATHERLITE VANTARE(TM) motorcoach for 36 months.

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

EMPLOYEES

         As of December 31, 2001, the Company had 1,221 employees, of whom 1,191 are full-time and 30 are part-time as follows: Production and production support
- 1,027, Sales and Marketing - 100, and Administration - 94.

         The Company is not a party to any collective bargaining agreements and believes that it has good working relationships with its employees.

         The Company's success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer. The loss of Mr. Clement's services could have a material adverse effect on the Company's business and development. There can be no assurance that an adequate replacement could be found for Mr. Clement in the event of his departure. The Company carries a $10 million term life insurance policy on Mr. Clement.

         The Company has three agreements with two Iowa community colleges which provided the Company approximately $870,000 for job training purposes over a period from 1992 to 1999. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company's Iowa facilities. Two of these agreements in an aggregate amount of $620,000 are complete and have been repaid in full. The remaining agreement began in 1998 and is partially repaid. The Company may be required to provide funds for the repayment of this training credit if sufficient withholding and unused training funds are not available.



CAUTIONARY STATEMENTS

Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate," and similar words or expressions. The Company's forward-looking statements generally relate to its financial results, growth strategy, sales levels, competitive strengths, product development, market trends, financing availability, cost structure, manufacturing processes, dealer financial solvency, and the impact of general economic conditions on industry trends. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements other than as required by law. Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite's actual results and could cause Featherlite's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite:

* Availability of increased levels of financing and cash from operations necessary to improve the company's net liquidity deficiency, which has raised substantial doubt about the Company's ability to continue as a going concern.

* A moderating growth rate or decline in the overall demand or in specific market segment demand, in the US and to some extent Canada, for existing models of aluminum or steel specialty trailers and motorcoaches manufactured by Featherlite and in acceptance by the market of new trailer models and luxury motorcoaches introduced by Featherlite; and general or specific economic conditions, pricing, purchasing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect their supply or end user demand for Featherlite products.

* Increased competition from competitors and potential competitors which have greater financial and other resources than Featherlite; and competitors that are better established in segments of Featherlite's business.

* Fluctuation in aluminum prices; inability of a major supplier of aluminum extrusion or sheets utilized by Featherlite to deliver raw materials on a timely basis.

* Inability of graphics/paint subcontractor to complete custom specified paint and graphic designs delaying delivery of specialty trailers.

* Inability of motorcoach shell manufacturer to deliver shells on a timely basis; inability to sell motorcoaches made on a spec basis at normal profit margins.

* Declines in market value of motorcoaches taken as trade-in on new motorcoach or used motorcoach held for resale.

* Inability of engine and transmission manufacturers to deliver engines/transmissions on a timely basis.

* Effects of changes within Featherlite's organization, including the loss of the services of key management personnel, particularly Mr. Conrad Clement, President and Chief Executive Officer.

* Continued pressure to increase the selling prices for Featherlite's products to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales; underutilization of Featherlite's manufacturing facilities, resulting in production inefficiencies and higher costs.

* The inability to obtain adequate insurance coverage at an acceptable price or in a sufficient amount to protect Featherlite from the adverse effects of product and other liability claims.

* The risks related to being a licensed aircraft dealer which deals in used business aircraft, including the purchase, sales, use and operation of aircraft and the volatility in the sales volume and value of aircraft.

* Payments or repurchases by Featherlite related to guarantees of debt or the repurchase of trailers under certain circumstances in connection with dealer and retail product financing arrangements.

* The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims and changes in those items.

* A change in foreign, federal, state and local laws, rules and regulations related to Featherlite, its products, or activities.

The Company lists these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.


ITEM 2.     PROPERTIES

         The Company's principal sales, marketing and executive offices are located in a 20,000 square foot building owned by the Company near Cresco, Iowa. Adjacent to it is a Company-owned 50,000 square foot (including 20,000 added in 1997) parts distribution center and a custom, maintenance and trailer distribution facility, from which substantially all trailer deliveries to dealers are made.

         The Company has trailer production and warehouse facilities in Cresco and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet including a 140,000 square foot expansion completed in March 1995 and a 20,000 square foot expansion in 1998. Three buildings, totaling approximately 156,000 square feet of Company owned space and 30,000 square feet of leased space, are used for production of trailers and fabrication of components. A 58,000 square foot building is used, pursuant to a lease, for custom interior finishing and a 14,000 square foot building, which the Company owns, is used for storage of raw materials. In 1998 and again in 2000, the Company indefinitely deferred plans to build a warehouse facility for raw material storage at its Cresco location.

         The Shenandoah facilities include a 117,000 square foot manufacturing facility purchased in October 1995 in connection with the DIAMOND D(R) acquisition. The Company-owned Nashua facilities include a 51,000 square fooT manufacturing plant and an 18,000 square foot plant/office building. This property is now idle and no longer used for production. The Company is attempting to sell or lease the facility. In 1998, the Company sold two of the three buildings owned in Grand Meadow, Minnesota that were used as the Company's corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. The Company currently has buyers for the remaining Grand Meadow facility, which consists of about 11 acres of land and a small warehouse facility and expects to complete this sale in the second quarter of 2002.

         In July 1996, the Company acquired office and production facilities and other assets of Vantare International, Inc. in Sanford, Florida. This facility includes approximately 55,000 square feet of production and office space and is used for the conversion of luxury motorcoaches. This facility is owned by Seminole Port Authority and is being leased by the Company at an approximate annual cost of $388,000 under the terms of an operating lease which expires in 2007. These facilities were expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. In 1997, vacant land near the Vantare' facilities was purchased for future expansion and in October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project including land and development costs was approximately $5.5 million.

         In September 1996, the Company leased property in Mocksville, North Carolina, under the provisions of an operating lease which has an initial term of ten years with options to extend the initial term up to an additional ten years. These facilities are being used to provide service for Featherlite trailers and transporters and for the retail sale of Featherlite luxury motorcoaches. The Company was planning to lease a new sales and service center in North Carolina from an entity owned by certain of its shareholders. These plans were terminated in December 2001 and will no longer be pursued. In this connection, the Company agreed to pay $302,000 to Clement Properties, an entity owned by the majority shareholders of the Company for costs incurred related to the acquisition and development of land related to this project. This amount will be paid in equal monthly installments over a three year period without interest beginning in March 2002.

         In May 1998, the Company acquired office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma. This facility includes approximately 150,000 square feet of production and office space and is used to manufacture luxury motorcoaches. It is owned by Oklahoma Ordnance Works Authority and is being leased to the Company at an approximate annual cost of $299,000 under the terms of an operating lease which expires in March, 2011. In September 2000, the Company leased approximately 15 acres of land adjacent to this facility at an approximate annual cost of $27,000 for a period expiring in March 2011. This land will be used for trailer sales and additional parking space. In June 2001, the Company adopted a plan to shut down its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. The Company expects to sublease this facility in 2002.

ITEM 3.     LEGAL PROCEEDINGS

         The Company, in the course of its business, has been named as a defendant in various legal actions that arise in the ordinary course of the its business. Most, but not all, of such actions are product liability or workers' compensation claims for which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the Company's business or financial position .

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company:

              Name of         Age   Present Position with Company
         Executive Officer    ---   -----------------------------
         -----------------
          Conrad D. Clement   58    President, Chief Executive Officer and
                                    Director

          Jeffery A. Mason    61    Chief Financial Officer and Director

          Tracy J. Clement    35    Executive Vice President and Director

          Gary H. Ihrke       55    Vice President of Operations & Secretary

          Eric P. Clement     32    Vice President of Sales

          Larry D. Clement    55    Treasurer

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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 6.     SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to "Selected Financial Information" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET  RISK.

         The information required by Item 7A is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Except for the report of the Company's independent public accountants, which is set forth below, the information required by Item 8 is incorporated herein by reference to the consolidated financial statements and notes thereto which appear in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Featherlite, Inc.

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. (a Minnesota corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' investment and cash flows for the years then ended.. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its revolving loan and security agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
February 19, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

         Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    DOCUMENTS FILED AS PART OF THIS REPORT:

              (1)    CONSOLIDATED FINANCIAL STATEMENTS:                     Page
                                                                            ----

                     Index to Consolidated Financial Statements

                     Report of Independent  Public Accountants................16
                     Balance Sheets at December 31, 2001 and 2000..............*
                     Statements of Operations for  the years
                       ended December 31, 2001, 2000 and 1999..................*
                     Statements of Cash Flows for  the years
                       ended December 31, 2001, 2000 and 1999..................*
                     Statements of Shareholders' Investment for
                       the years ended December 31, 2001, 2000 and 1999........*
                     Notes to Consolidated Financial Statements................*

              (2)    FINANCIAL STATEMENT SCHEDULES:
                     Schedule II--Valuation and Qualifying Accounts...........**

              (3)    EXHIBITS. See Exhibit Index on page following signatures.

       (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

--------------

       * Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, portions of which are included with this Form 10-K as Exhibit 13.

       ** Follows Exhibit Index.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FEATHERLITE, INC.


                                        By:/s/ Conrad D. Clement
                                        ----------------------------------------
                                        Conrad D. Clement
Date: April 15, 2002                    President and Chief Executive Officer



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

Signature                             Title                       Date

                                      President, Chief            April 15, 2002
                                      Executive Officer and
/s/ Conrad D. Clement                 Director (Principal
---------------------------------     Executive Officer)
Conrad D. Clement

                                      Chief Financial Officer     April 15, 2002
/s/ Jeffery A. Mason                  and Director (Principal
---------------------------------     Financial and Accounting
Jeffery A. Mason                      Officer)

/s/ Tracy J. Clement                  Executive Vice President    April 15, 2002
---------------------------------     and Director
Tracy J. Clement

/s/ Charles A. Elliott                Director                    April 15, 2002
---------------------------------
Charles A. Elliott

/s/ Thomas J. Winkel                  Director                    April 15, 2002
---------------------------------
Thomas J. Winkel

/s/ Kenneth D. Larson                 Director                    April 15, 2002
---------------------------------
Kenneth D. Larson

/s/ Terry E. Branstad                 Director                    April 15, 2002
---------------------------------
Terry E. Branstad

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                  EXHIBIT INDEX
                                       TO
                         FORM 10-K FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                            -------------------------

                                FEATHERLITE, INC.

  EXHIBIT
   NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

     3.1 The Company's Articles of Incorporation, as amended -- incorporated by reference to Exhibit 3.1 to Company's 10-Q for the quarter ended March 31, 1998*

     3.2      The Company's Bylaws, as amended -- incorporated by reference to
              Exhibit 3.2 to Company's S-1 Registration Statement, Reg. No. 33-82564*

     4.1 Specimen Form of the Company's Common Stock Certificate -- incorporated by reference to Exhibit 4.1 to Company's S-1 Registration Statement, Reg. No. 33-82564*

    10.1 Revolving Loan and Security Agreement between the Company and Firstar Financial Services, Division of Firstar Bank, Milwaukee, Wisconsin -- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended September 30, 1998.*

    10.2 Amendment to Revolving Loan and Security Agreement between the Company and Firstar Financial Services dated February 8, 1999 -- incorporated by reference to Exhibit 10.8 to Company's 10-K for the year ended December 31, 1998*

    10.3 **1994 Stock Option Plan, including Form of Incentive Stock Option Agreement -- incorporated by reference to Exhibit 10.2 to Company's S-1 Registration Statement, Reg. No. 82564*

    10.4 Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College -- incorporated by reference to
              Exhibit 10.10 to Company's S-1 Registration Statement, Reg. No. 33-82564*

    10.5 Inventory Repurchase Agreement, dated September 12, 1990, between the Company and NationsCredit Commercial Corporation (formerly Chrysler First Commercial Corporation Limited) -- incorporated by reference to Exhibit 10.12 to Company's S-1 Registration Statement, Reg. No. 33-82564*

    10.6 Floorplan Agreement, dated March 27, 1992, between the Company and ITT Commercial Finance Corp. -- incorporated by reference to
              Exhibit 10.13 to Company's S-1 Registration Statement, Reg. No. 33-82564*

    10.7 Inventory Repurchase Agreement, dated February 27, 1995, between the Company and TransAmerica Commercial Finance Corporation -- incorporated by reference to Exhibit 10.23 to Company's Form 10-K for the fiscal year ended December 31, 1995*

    10.8 Agreement for wholesale financing dated October 3, 1996 between the Company and Deutsche Financial Services -- incorporated by reference to Exhibit 10.22 to Company's 10-K for the fiscal year ended December 31, 1996*

    10.9 **Amendment to 1994 Stock Option Plan dated May 14, 1996 -- incorporated by reference to Exhibit 10.23 to Company's 10-K for the fiscal year ended December 31, 1996*

    10.10 Real Estate Promissory Note, dated November 30, 1998 in the amount of $4,000,000 to First Union Bank -- incorporated by reference to
              Exhibit 10.19 to the Company's 10-K for the year ended December 31, 1998*

    10.11 Swap Transaction Confirmation dated November 30, 1998 between the Company and First Union Bank -- incorporated by reference to
              Exhibit 10.20 to the Company's 10-K for the year ended December 31, 1998*

    10.12 Amendment dated January 5, 2000 to Revolving Loan and Security Agreement between Firstar Financial Services and the Company -- incorporated by reference to Exhibit 10.33 to the Company's 10-K for the year ended December 31, 1999*

    10.13 Mortgage and Security Agreement dated October 15, 1999 between the Company and First Union National Bank in the amount of $1,140,640 -- incorporated by reference to Exhibit 10.34 to the Company's 10-K for the year ended December 31, 1999*.

    10.14 Amendment No. 3 to Amended and Restated Agreement for Wholesale Financing with Deutsche Financial Services Corporation
              -- incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000*

    10.15 Amendment No. 4 dated September 29, 2000 to Amended and Restated Agreement for Wholesale Financing with Deutsche Financial Services Corporations -- incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000.*

    10.16 Letter dated October 17, 2000 amending Revolving Loan and Security Agreement with Firstar Financial Services, Inc -- incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000.*

    10.17 Letter agreement with Reynolds Aluminum Supply Company dated October 30, 2000 -- incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.18 Letter agreement with Aluminum Shapes L.L.C. dated October 26, 2000 -- incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.19 Letter agreement with Alcoa Extrusions, Inc. dated October 27, 2000 -- incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.20 Fixed-Price Purchase and Sales Agreement with INDALEX, Inc dated March 20, 2001 -- incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.21 Fixed-Price Purchase and Sales Agreement with INDALEX, Inc dated March 20, 2001 -- incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.22 Letter agreement with Aluminum Shapes LLC dated March 23, 2001 -- incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.23 Letter agreement with Alcoa Extrusions, Inc dated March 14, 2001 -- incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.24 Letter agreement with Alcoa Extrusions, Inc. dated March 14, 2001 -- incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.25 Letter agreement with Alcoa Extrusions, Inc. dated March 6, 2001 -- incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 2000.***

    10.26 Third Amendment to Revolving Loan and Security Agreement with Firstar Bank,N.A. dated as of March 31, 2001 -- incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 2000.*

    10.27 Amendment No. 4 dated May 31, 2001 to Revolving Loan and Security Agreement with Firstar Bank, N.A. -- incorporated by reference to
              Exhibit 10.1 to Company's 10-Q for the quarter ended June 30,
              2001*

    10.28 Loan Modification and Forbearance Agreement dated October 1, 2001 between Featherlite, Inc. and First Union National Bank -- incorporated by reference to Exhibit 10.1 to Company's 10-Q for the quarter ended September 30, 2001*

    10.29 Standstill Agreement dated January 31, 2002 between Company and U.S. Bank National Association

    10.30 Agreement to Make Secured Loan dated January 31, 2002 between Company and Bulk Resources, Inc.

    10.31 Consignment Agreement dated January__,2002 between the Company and Prevost Car, Inc.

    10.32 Fixed-Price Purchase and Sale Agreement dated February 18, 2002 between the Company and Indalex Aluminum Solutions***

    10.33 Letter agreement dated December 13, 2001 between Company and Alcoa Extruded Construction Products***

    10.34 Fixed-Price Purchase and Sale Agreement dated March 4, 2002 between the Company and Indalex Aluminum Solutions***

    10.35 Letter agreement dated March 4, 2002 between Company and Alcoa Extruded Construction Products***

    10.36 Settlement Agreement dated March 14, 2002 between the Company and Clement Properties, LLC.

    10.37     Letter agreement with Bulk Resources dated March 15, 2002

    10.38 First Modification and Amendment to Loan Modification and Forbearance Agreement as of April 1, 2002 between the Company and Wachovia Bank, N.A.

    13 Portions of annual report to shareholders for the fiscal year ended December 31, 2001 incorporated by reference in this Form 10-K

    21        Subsidiaries of the Company:
                                                    State of
                        Name                     Incorporation
                        ----                     -------------

              Featherlite Aviation Company         Minnesota

    23.1      Consent of Arthur Andersen LLP

    24 Powers of Attorney of directors -- included under the "Signatures" section of this Form 10-K

    99.1 Letter to Securities and Exchange Commission, Pursuant to Temporary Note 3T, dated March 25, 2002.


* Incorporated by reference to a previously filed document or report (File #0-24804, unless otherwise indicated)
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K
***Portions of these documents have been omitted pursuant to a request for confidential treatment.

           SCHEDULE II - SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                                              Additions
                                                               --------------------------------------
                                                  Balance at    Charged to    Charged to                  Balance
                                                  Beginning     Costs and       Other             (1)     at End
Description                                       of Period      Expenses      Accounts    Deductions    of Period
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
              Allowance for doubtful accounts           $64            $49                        $48          $65

Year ended December 31, 2000
              Allowance for doubtful accounts            65            163                         48          180

Year ended December 31, 2001
              Allowance for doubtful accounts           180            133                        128          185


--------------------------------------------------

(1) Write off of doubtful accounts