Form 10-Q
period 2002-03-31
FEATHERLITE INC
filed 2002-05-15
CIK 928064

-----------------------------
                                                           OMB APPROVAL
                                                   -----------------------------
                                                   OMB Number:       3235-0070
                                                   Expires:    October 31, 1995
                                                   Estimated average burden
                                                   hours per response. . 190.00
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number:             0-24804
                        --------------------------------------------------------

                                Featherlite, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                     41-1621676
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          Highways 63 & 9, P.O. Box 320, Cresco, IA 52136
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  319/547-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                       6,535,104 Shares as of May 10, 2002

                                FEATHERLITE, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

Index ......................................................................   2

Part I.  Financial Information:

   Item 1. Condensed Consolidated Financial Statements (Unaudited)

      Condensed Consolidated Balance sheets
      March 31, 2002 and December 31, 2001 .................................   3

      Condensed Consolidated Statements of Income
      Three Month Periods Ended March 31, 2002 and 2001 ....................   4

      Condensed Consolidated Statements of Cash Flows
      Three Month Periods Ended March 31, 2002 and 2001 ....................   5

      Notes to Condensed Consolidated Financial Statements .................   6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................   9

   Item 3. Quantitative & Qualitative Disclosures about Market Risk ........  17

Part II. Other Information:

   Item 2. Changes in Securities and Use of Proceeds .......................  18

   Item 3. Defaults upon Senior Securities .................................  18

   Item 6. Exhibits and Reports on Form 8-K ................................  19

Signatures .................................................................  19

Exhibit Index ..............................................................  20

                          PART I: FINANCIAL INFORMATION

ITEM 1:

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
              (IN THOUSANDS)

                                                                MARCH 31,     DECEMBER 31,
                                     ASSETS                       2002            2001
                                                              ------------    ------------
Current assets
  Cash                                                        $        121    $        247
  Receivables                                                        8,057           5,001
  Refundable income taxes                                               --           2,755
  Inventories
    Raw materials                                                    7,024           6,949
    Work in process                                                  9,318          12,129
    Finished trailers/motorcoaches                                  17,300          25,008
    Used trailers/motorcoaches                                      20,918          22,129
                                                              ------------    ------------
    Total inventories                                               54,560          66,215
  Prepaid expenses                                                   1,802           1,977
                                                              ------------    ------------
  Total current assets                                              64,540          76,195
                                                              ------------    ------------

Property and equipment,net                                          16,637          17,024
Other assets                                                         4,260           3,952
                                                              ------------    ------------
                                                              $     85,437    $     97,171
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                        $      8,773    $      9,299
  Bank line of credit                                                5,648           7,226
  Checks issued, not yet presented                                   3,673           3,061
  Wholesale financing and other notes payable                       20,748          27,713
  Subordinated convertible debt                                      1,500              --
  Motorcoach shell costs payable                                     5,219           7,531
  Accounts payable                                                   3,551           5,902
  Trade creditor repayment plan                                      3,494           3,253
  Accrued liabilities                                                8,055           8,365
  Customer deposits                                                  1,481           2,204
                                                              ------------    ------------
  Total current liabilities                                         62,142          74,554

Long-term debt, net of current maturities                            6,964           7,386
Other long term liabilities                                             85              90

Commitments and contingencies (Note 5)

Shareholders' equity                                                16,246          15,141
                                                              ------------    ------------
                                                              $     85,437    $     97,171
                                                              ============    ============


See notes to condensed consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -----------------------------
                                                           2002              2001
                                                       ------------     ------------
Net sales                                              $     60,605     $     64,681
Cost of sales                                                52,750           57,656
                                                       ------------     ------------
  Gross profit                                                7,855            7,025
Selling and administrative expenses                           5,310            5,808
                                                       ------------     ------------
  Income from operations                                      2,545            1,217
Other income (expense)
  Interest                                                     (811)          (1,332)
  Other, net                                                     14              224
                                                       ------------     ------------
  Total other expense                                          (797)          (1,108)
                                                       ------------     ------------
Income before income taxes                                    1,748              109
Provision for income taxes                                      647               45
                                                       ------------     ------------
Net income                                             $      1,101     $         64
                                                       ============     ============


Net income per share - basic and diluted               $       0.17     $       0.01
                                                       ------------     ------------

Average common shares outstanding-basic and diluted           6,535            6,535
                                                       ------------     ------------


See notes to condensed consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31
                                                          -----------------------------
                                                              2002              2001
                                                          ------------     ------------
Cash provided by (used for) operating activities
  Net income                                              $      1,101     $         64
  Depreciation & amortization                                      504              634
  Other non cash adjustments, net                                 (315)             (26)
  Decrease in refundable income taxes                            2,755               --
  Decrease in working capital items, net                         3,079            1,730
                                                          ------------     ------------
    Net cash provided by operating activities                    7,124            2,402
                                                          ------------     ------------

Cash provided by (used for) investing activities
  Purchases of property and equipment, net                        (129)            (257)
  Proceeds from sale of aircraft and other property, net            --               49
                                                          ------------     ------------
    Net cash used for investing activities                        (129)            (208)
                                                          ------------     ------------

Cash provided by (used for) financing activities
  Decrease in short-term debt, net                              (6,964)          (2,110)
  Decrease in long-term debt,net                                (2,269)            (613)
  Increase in subordinated debt                                  1,500               --
  Increase in checks issued not yet presented                      612              442
                                                          ------------     ------------
    Net cash used for financing activities                      (7,121)          (2,281)
                                                          ------------     ------------

    Net cash (decrease) for period                                (126)             (87)
Cash balance, beginning of period                                  247              331
                                                          ------------     ------------

Cash balance, end of period                               $        121     $        244
                                                          ============     ============


See notes to condensed consolidated financial statements

                                FEATHERLITE,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months ended March 31, 2002 and 2001. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 2001.

Note 2. Going Concern Basis of Presentation

The accompanying consolidated financial statements for the quarter ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the current quarter the Company's operations provided cash of $7.1 million, including collection of a $2.8 million income tax receivable and reduction of motorcoach inventories. The Company's credit line availability improved by $5.7 million in the quarter ended March 31, 2002 as the result of the above items as well as the borrowing of $1.5 million in subordinated convertible debt from a private investor, and a $500,000 special advance from U.S.Bank. At March 31, 2002, the Company had approximately $10.3 million available to borrow on its credit lines compared to $4.6 million at December 31, 2001. At March 31, 2002, the current order backlog for trailers has improved significantly over levels at December 31, 2001 and at comparable dates a year ago. Motorcoach sales activity is only down slightly from last year at this time despite a significant decline in motorcoach backlog ($2.8 million at March 31, 2002 compared to $14.1 million at March 31, 2001). While the Company was in default on financial covenants of its credit agreements with its principal lenders at December 31, 2001, it has signed standstill agreements which accelerate the maturity of the indebtness but waive the defaults. Two of the lenders have made proposals to amend the existing credit agreements to extend their terms by two or more years and to revise the financial covenants. The financial institutions are completing their due diligence and it is expected the new agreements will be in place before the end of the second quarter. The Company also needs to refinance the mortgage on the Sanford, Florida facility by June 28, 2002. The Company's continuation as a going concern is dependent upon the approval of the proposed financing agreements, continued compliance with the terms and covenants of the amended agreements, continued compliance with its Trade Creditor Repayment Plan, securing new financing to replace the Sanford facility mortgage and ultimately the continued generation of sufficient cash flow to meet its obligations on a timely basis. Despite these efforts, management cannot provide assurance that these new financing arrangements will be completed as described above or that the Company will attain successful operations.

Note 3: Other Assets

There were no aircraft purchases or sales during the three-month periods ended March 31, 2002 and 2001.

Note 4: Financing Arrangements

The Company's compliance with the financial covenants of existing credit arrangements has been waived as of March 31, 2002 as new arrangements are in the process of being finalized.

The Company is a party to an interest rate swap. During the first quarter of 2002, the fair market value of this swap increased by $3,000 to a loss of $20,000,net of tax, which was recorded as a comprehensive income as shown in
Note 8.

Note 5: Commitments and Contingencies.

Pursuant to trailer dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $8.7 million at March 31, 2002. During the three months ended March 31, 2002, the Company was not required to make any repurchases under these arrangements. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $100,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate loss limit of $1.9 million. At March 31,2002, $2.0 million was accrued for estimated unpaid health and workers compensation claims and is classified in accrued liabilities in the condensed consolidated balance sheet. The Company has obtained an irrevocable standby letter of credit in the amount of $2.4 million in favor of the workers' compensation claim administrators to guaranty settlement of claims.

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers' compensation claims in which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consulting with counsel, that the resolution of such suits will not have a material adverse effect on the financial position of the Company or its operating results for any particular period.

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expenses under these operating leases is estimated to be $877,000 for 2002.

The Company has obtained fixed price commitments from certain suppliers for about 65 percent of its expected aluminum requirements in 2002 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company's trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

Note 6: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):

                                                      Mar. 31,       Dec. 31,
                                                        2002           2001
                                                     ----------     ----------
Common stock - without par value;
   Authorized - 40 million shares;
   Issued - 6,535 shares at Mar.31,2002
            6,535 shares at Dec.31,2001              $   16,595     $   16,595
Additional paid-in capital                                4,062          4,062
Accumulated deficit                                      (4,390)        (5,492)
Accumulated other comprehensive loss                        (21)           (24)
                                                     ----------     ----------
         Total Shareholders' equity                  $   16,246     $   15,141
                                                     ==========     ==========

In the first quarter the Company recorded as other comprehensive income an unrealized gain of $3,000,net of tax, in the fair market value of an interest rate swap.

Note 7: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

         Total comprehensive income is as follows:
                                                          Three Months Ended
                                                            March 31, 2002
                                                          ------------------

         Net income                                           $    1,101
         Gain on interest rate swap agreement, net of tax              3
                                                              ----------
                           Total comprehensive income         $    1,104
                                                              ----------

At March 31, 2002 the interest rate swap adjustment was the only component of accumulated other comprehensive loss.

Note 8: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 835,400 shares at March 31, 2002 and at December 31,2001. These options were granted at prices ranging from $1.11- $10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. No options were granted in 2002 and no options were exercised or forfeited during the three months ended March 31, 2002. In February 2002, the Board of Directors authorized the officers of the Company to cancel approximately 396,500 outstanding stock options and replace them with an equal number of new stock options to be issued with an exercise price equal to the fair market value of one share of common stock as determined six months and one day from the effective date of cancellation of such outstanding options. The exchange of stock options will be voluntary with respect to each holder of outstanding stock options. The Company contemplates finalizing this exchange in the second quarter of 2002.

Note 9: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

   -----------------------------------------------------------------------------
                                                              2002       2001
   -----------------------------------------------------------------------------
   Net income available to common shareholders               $1,101     $  64
   -----------------------------------------------------------------------------
   Weighted average number of shares outstanding -
   basic                                                      6,535     6,535
   -----------------------------------------------------------------------------
   Dilutive effect of stock options                              --        --
   -----------------------------------------------------------------------------
   Weighted average number of shares outstanding -
   dilutive                                                   6,535     6,535
   -----------------------------------------------------------------------------
   Net income per share - basic and diluted                  $ 0.17     $0.01
   -----------------------------------------------------------------------------

Stock options for 835,400 shares at March 31, 2002 and 829,800 shares at March 31, 2001 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

Note 10: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. "Corporate and other" primarily includes the aircraft operation, corporate officers and administration.

Management evaluates the performance of each segment based on income before income taxes. During 2001, management adopted a policy of ceasing to charge interest on intercompany borrowing balances and to retain all interest expense related to the U.S.Bank line of credit in the Corporate and other division. Prior year segment results have been restated to conform with this new policy, which had no effect on consolidated net income (loss) before income taxes.

Information on business segment sales, income before income taxes and assets are as follows for the three month periods ended March 31, 2002 and 2001 (in thousands):

----------------------------------------------------------------------------------------------
                                                                      Corporate
                                           Trailers   Motorcoaches    and other       Total
----------------------------------------------------------------------------------------------
2002
----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers      $   27,311    $   33,294    $       --    $   60,605
----------------------------------------------------------------------------------------------
Income (loss) before income taxes             1,517           927          (696)        1,748
----------------------------------------------------------------------------------------------
Identifiable assets                          28,134        50,754         6,548        85,436
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers      $   30,049    $   34,632    $       --    $   64,681
----------------------------------------------------------------------------------------------
Income (loss) before income taxes               682           250          (823)          109
----------------------------------------------------------------------------------------------
Identifiable assets                          35,348        71,033         7,424       113,805
----------------------------------------------------------------------------------------------

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three-month periods ended March 31, 2002 and 2001.

Results of Operations

         Three months ended March 31, 2002 and 2001

On a consolidated basis, the Company's net income for the first quarter ended March 31, 2002, was $1.1 million or $0.17 per diluted share, compared with $64,000, or $0.01 per diluted share, in the first quarter of 2001. This significant increase reflects improved gross profit margin despite lower sales in 2002 combined with reduced selling and administrative costs and lower interest expense, as discussed further below.

Net sales for the quarter decreased by $4.1 million (6.3 percent) to $60.6 million in 2002 compared with $64.7 million in 2001. This included an 8.7 percent decrease in sales of specialty trailers and transporters, which were down in all categories. Motorcoach segment sales were down 4.4 percent, including a decrease of 23.0 percent in sales of new motorcoaches, which was substantially offset by a 44.1 percent increase in sales of used coaches.

Gross profit margin increased by $830,000 to $7.9 million in the first quarter of 2002 from $7.0 million in 2001. As a percentage of sales, gross profit margin for the quarter was 13.0 percent in 2002 compared to 10.9 percent in 2001. This improvement in margin reflects improved margins realized on sales in both the trailer and motorcoach segments. Trailer margins were 4.3 percentage points higher in 2002 due to lower material costs, improved labor and overhead utilization compared to 2001 when the Nashua plant closure during the quarter reduced inefficiencies and resulted in other cost increases. Motorcoach gross profit margins improved slightly as higher margins were realized on sales of used units and the non-recurrence of costs related to reducing the workforce at the Pryor, Oklahoma manufacturing facility in 2001, but were substantially offset by lower margins realized on new motorcoach sales as non-current models were sold at reduced prices.

Selling and administrative expenses decreased in 2002 by $498,000, an 8.6 percent decrease from 2001. As a percentage of sales, these expenses decreased to 8.8 percent in 2002 from 9.0 percent in 2001. Trailer segment expenses increased by 1.0 percent as increases in both advertising and promotion related expenses exceeded reduced personnel and other costs. Motorcoach segment expenses decreased by 14.0 percent due primarily to reduced marketing and administrative costs resulting from the closing the Pryor facility in 2001.

Interest expense decreased by $521,000 in 2002 compared to 2001 due to lower average levels of debt in 2002 as well as lower average interest rates in 2002. Other income (expense), net, declined by $210,000 as the result of financial advisory fees related to investigating strategic financing alternatives and reductions in other miscellaneous income items in 2002.

Income before taxes (IBT) increased by over $1.6 million in the first quarter of 2002 compared to the same quarter last year. This improvement reflects an increase in trailer segment IBT of $835,000, a decrease in corporate net expense by $127,000 and an improvement of $677,000 in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 37 percent in 2002 compared to 41 percent in 2001. The reduced provision rate in 2002 reflects anticipated benefits due to utilization of state income tax loss carryforwards from prior years.


Liquidity and Capital Resources

The liquidity of the Company is primarily measured by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank National Association (U.S. Bank) and with Deutsche Financial Services Corporation (Deutsche), a wholesale financing company. During the quarter ended March 31, 2002, the Company's operating activities provided net cash of $7.1 million, including $5.8 million generated by a net decrease in current operating items. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company's lines of credit. At March 31, 2002, the Company had approximately $10.3 million available to borrow on it credit lines compared to $4.6 million at December 31, 2001.

The Company has two external lines of credit to supplement its internally generated cash flow. It has a revolving loan agreement with its primary lender, U.S. Bank, which expires June 30, 2002, that provides a working capital line of credit equal to the lesser of $17.0 million or a defined percentage of eligible receivables (85 percent) and inventories (67.5 percent). At March 31, 2002, $10.6 million was available to borrow under this line and $5.9 million was outstanding. There were also $3.7 million of outstanding checks written on the Company's controlled disbursement account at U.S. Bank, which will be covered by advances on the credit line as they are presented for payment. The Company also has a wholesale finance agreement with Deutsche that provides up to $30 million in financing for new and used motorcoaches held in inventory. At March 31, 2002, $25.9 million was available to borrow under this agreement and $20.2 million was outstanding.

Both of these lines of credit require the Company's compliance with certain financial covenants, including the following: maintenance of a ratio of debt to tangible net worth of 4.5:1 as of December 31, 2001 and as of end of any fiscal year thereafter; achievement of minumum annual earnings before interest, taxes, depreciation and amortization (EBITDA) of $10 million for fiscal year ended December 31, 2001 and each fiscal year ending thereafter; achievement of a minumum defined fixed charge coverage ratio of 1.00:1 for fiscal year ended December 31, 2001 and 1.25:1 for each quarter ended thereafter; and maintenance of a ratio of current tangible assets to current liabilities of 1.5:1. In addition, the Company's mortgage debt with Wachovia Bank, National Association (Wachovia), formerly First Union National Bank), requires the Company to maintain a minimum defined funds flow coverage based on the past four quarters of 1.3:1. Failure to comply with these covenants constitutes an event of default under each facility and the existence of a default under any of the facilities results in cross default under the other facilities.

The Company was not in compliance with any of these covenants at December 31, 2001 but was in compliance with certain of them at March 31, 2002. Following is a summary of the actions in progress to obtain waivers of these defaults and to amend the existing agreements for 2002 and thereafter:

1. On January 31, 2002, the Company signed a Standstill Agreement with U.S. Bank that waived the covenant defaults at December 31, 2001 until April 30, 2002, when all amounts owed on the line of credit and term notes ($10.6 million at March 31, 2002) were to be paid in full. On April 30, 2002, U.S. Bank extended this date to June 30, 2002 to allow it sufficient time to complete all aspects of its review and legal documentation in connection with amending its existing loan agreements. On January 31, 2002, U.S. Bank also provided the Company with a special advance of $1.5 million, repayable in $500,000 monthly installments beginning February 28, 2002 when the first payment was made and is subject to the attainment of certain monthly income before taxes goals during the standstill period, which have been met. This agreement was also contingent upon the Company receiving $1.5 million in new capital by January 31. As discussed above, this goal was achieved. In February 2002, U.S. Bank also presented the Company with a proposal that would extend the existing credit agreement for three years, increase the aggregate availability on the overall credit facility by up to $2.7 million and provide a $2.0 million capital expenditure credit facility. It is expected that this proposal, if approved after the bank has fully completed its review and due diligence, would be in place by June 30, 2002. The financial covenants related to this proposal have not yet been defined.

2. In March 2002, Deutsche presented the Company with a two year proposal which would waive the financial covenant defaults at December 31, 2001 and amend the agreement to reduce the existing credit line from $30 million to $25 million. It would also reduce the advance rates on eligible new motorcoaches from 100 percent of cost to 90 percent and would establish a formula based line of credit of 70 percent of cost for eligible used units. In April, the proposed financial covenants for 2002 were modified and are as follows: maintain a minimum tangible current ratio of 1.0 to 1 through June 30, 2002 and 1.2 to 1 thereafter, evaluated quarterly; maintain a minimum tangible net worth of $13 million through June 30, 2002 and $15 million thereafter; maintain a ratio of debt to tangible net worth not to exceed 6.0 to 1 through June 30, 2002 and 5.0 to 1 thereafter; and maintain a trailing three month net income greater than zero, measured monthly and achieve quarterly net income of 80 percent of the Company's projected quarterly net income beginning with the quarter ending June 30, 2002. The Company has accepted this proposal and Deutsche is moving forward to finalize the new agreement. The Company was in compliance with these revised covenants as of March 31, 2002.

3. In October 2001, the Company entered into a Forbearance and Loan Modification Agreement with First Union National Bank to waive the financial covenant defaults until March 30, 2002 when the full amount of the unpaid balance in the amount of approximately $3.8 million plus a related interest rate swap with a market value loss of approximately $142,000 would become due. On April 1, the Forbearance Agreement was modified to extend the forbearance period to June 28, 2002. The Company is still pursuing a lender to refinance this amount and is also considering a proposal to sell and then leaseback the facility. There is no assurance this refinancing will be accomplished.

4. In November 2001, the Company announced it had retained an investment banking firm to enable it to pursue various strategic financing alternatives, including obtaining additional long-term capital to finance the Company or the possible sale of the motorcoach division. If the financing proposals described above are successful, the Company will indefinitely suspend the motorcoach division sale.

During 2001, many of the Company's trade accounts payable were past due, and certain of its vendors required cash payment upon delivery of materials and supplies. In an effort to restructure its trade debt, the Company offered a plan to trade creditors of its Trailer Division with balances outstanding as of November 15, 2001. Each trade creditor was given the opportunity to choose one of four options ranging from payment in full in equal quarterly installments over a period of three years to discounting the payable in varying percentages in exchange for payment within a shorter period of time. This plan was approved by a majority of creditors, requiring the Company to pay amounts outstanding of approximately $7.3 million, including $729,000 added to the Plan in the first quarter of 2002, according to the payment option chosen by each creditor, with $2.8 million due in 2002, $2.3 million in 2003 and $2.2 million in 2004. The first and second installments under this plan were paid on January 31, 2002 and April 30, 2002, respectively. Installments are due every three months thereafter. There are no interest or service charges in connection with this arrangement. Vendors under this plan have been continuing to supply the Company with materials; however, they frequently require prepayments at the time of order or payment on delivery of the materials. The Company expects these vendors to begin extending more normal credit terms again as they receive payments under the plan.

The Company's liquidity is generally reflected by a number of key indicators. The Company's ratio of current assets to current liabilities was 1.04 to 1 at March 31, 2002, compared with a ratio at December 31, 2001 of 1.02 to 1. This ratio will improve when the financing arrangements described above are completed and portions of the debt included in current liabilities is reclassified to long-term. The ratio of total debt to shareholders' equity decreased to 2.45 to 1 at March 31, 2002 from 3.13 to 1 at December 31, 2001. During the quarter ended March 31, 2002, total debt declined by almost $7.7 million as debt was reduced with cash provided from operating activities. However, this improvement also benefited from an increase of $1.1 million in shareholders' equity due to net income in the quarter ended March 31, 2002.

While the Company's liquidity has improved during the quarter ended March 31, 2002, the factors described above are not fully resolved and doubt remains about the Company's ability to continue as a going concern. No assurance can be provided that the Company will be successful in all of its efforts to complete the financing and obtain the waivers and amendments described above although progress is being made in getting new financing agreements in place. Until such waivers or amendments are obtained, U.S. Bank, Deutsche and First Union each have the right to declare amounts outstanding under its facility immediately due and payable, the right to proceed against the Company's assets, and rights to exercise other remedies.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. U.S. Bank and Deutsche have continued to permit the Company to draw available capital under their respective revolving financing arrangements with the Company.

Following is a discussion of the principal components of the Company's cash flow for the quarter ended March 31, 2002, as reflected in the consolidated statements of cash flows:

Operating activities provided net cash of $7.1 million. The Company's net income of $1.1 million was increased by adjustments for depreciation and amortization of $504,000, and by other non-cash items in an aggregate net amount of $315,000. Net changes in receivables, inventories and other current assets provided cash of $11.5 million, including an income tax refund of $2.8 million received in the first quarter of 2002. Substantially all of the remainder of this change resulted from decreased inventories, in large part related to the motorcoach segment, where the number of units in inventory were reduced and as a result work in process inventory decreased by $2.3 million, new motorcoach inventory decreased by $6.4 million and used motorcoach inventory decreased by $900,000. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $5.7 million. These changes include, among other items: a decrease of $2.3 million in motorcoach shell payables due to a decrease in the number of bus shells held; a decrease of $2.4 million in accounts payable as $729,000 was converted to the Trade Creditor Repayment Plan as described above, $1.7 million was paid on other accounts payable and a reduction of $309,000 in accrued liabilities. Customer deposits decreased by $723,000 as deposits received on pending sales of trailers and motorcoaches in prior periods were applied to sales completed in the current period.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of March 31, 2002, approximately 75 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could further impact the liquidity of the Company.

The shell manufacturer has financed a number of motorcoach shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at that time. At March 31, 2002, $5.2 million was owed to the shell manufacturer, a reduction of $2.3 million since December 31, 2001. There were no expired consignment contracts at March 31, 2002.

The Company's net capital expenditures for plant and equipment were $129,000 for the quarter ended March 31, 2002..There were no aircraft sales or purchases during the quarter. On September 20, 2001 U.S. Bank terminated the availability of capital expenditure financing under a Capital Expenditure Term Note. However, as discussed above, the bank has proposed a $2.0 million capital expenditure credit line for 2002. The Company has also made a commitment to the City of Cresco, Iowa to construct a hangar facility at a cost of $300,000 as part of an airport expansion project, which has been delayed indefinitely.

The Company leases certain office and production facilities under various leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2002 total $877,000. In addition, the Company accrued as a restructuring charge liability at December 31, 2001, $400,000 of estimated rent to be paid on the Pryor facility in 2002 until it is subleased. In 2001, the Company decided not to lease a new sales and service center in North Carolina but as consideration for being released from this obligation, will pay $302,000 in monthly installments over a three year period beginning in March, 2002, to Clement Properties, an entity owned by certain of the majority shareholders of the Company

The Company's financing activities in the quarter ended March 31, 2002 used net cash of $7.1 million, including $9.2 million for reductions in line of credit borrowing and other long-term debt and trade creditor repayment plan payments. A net increase of $612,000 in checks issued but not yet presented for payment provided funds during the quarter. The Company also borrowed $1.5 million from Bulk Resources, Inc. in the form of a subordinated convertible note. This note is due December 31, 2002 or may be converted at $3.00 or the average closing price of the Company's common stock between April 30, 2002 and October 30, 2002. The option must be excercised by January 15, 2003.

As discussed in Note 6 to the condensed consolidated unaudited financial statements, the Company is contingently liable under certain trailer dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite trailer dealers by financial institutions. The Company would be required to repurchase trailer inventory if the financial institution repossesses it and it is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $8.7 million at March 31, 2002. Also, the Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. For health claims there is an annual stop loss limit of $100,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate limit of $1.9 million. At March 31, 2002, $2.0 million was accrued for estimated unpaid claims. The Company has obtained an irrevocable standby letter of credit in the amount of $2.3 million in favor of the workers' compensation claim administrators to guarantee payment of claims.

Assuming a favorable outcome to actions outlined above for improving the Company's liquidity and a continued improvement in the national economy, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels for the next twelve months. As described above, the Company has proposals from two of its major lenders to continue funding in 2002 and beyond and is seeking a lender to refinance the mortgage on the Sanford facility. No assurance can be provided that the proposals will be approved in the form described above or at all or that funding will be obtained to refinance the Sanford mortgage. Until such waivers or amendments are obtained, U.S. Bank, Deutsche and First Union each have the right to declare amounts outstanding under its facility immediately due and payable, the right to proceed against the Company's assets, and rights to exercise other remedies. Management cannot provide assurance that the Company's cash flow from operations will be sufficient to meet its obligations as they become due.

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

While there was a noticeable slowdown in sales in the fourth quarter of 2001 after the tragic events of September 11, sales of both trailers and motorcoaches have been much stronger in the early part of 2002. New order backlog for trailers of $12.8 million at December 31, 2001 was below the backlog level of $14.8 million at December 31, 2000; but at March 31, 2002 the trailer order backlog level of $18.6 million surpassed the level of $10.3 million at March 31, 2001. At December 31, 2001, order backlog for motorcoaches was $3.1 million compared to $15.9 million at December 31, 2000. The motorcoach backlog was $2.9 million at March 31, 2002 compared with $14.1 million at March 31, 2001. With an encouraging start in 2002 and aggressive measures in place to promote sales, management expects that sales will continue to increase as national economic business conditions improve. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed last year's sales volume.

Actions were taken in 2001 to consolidate certain production facilities, to reduce staffing levels and control other costs until the present economic trends become more favorable. The Company believes these actions combined with efficiency improvements will be reflected in improved gross profit margins as a percentage of sales in 2002 in both segments of its business. Efforts will continue to control selling and administrative expenses, both in total and as a percentage of sales. Average debt levels may continue to decrease if the Company is successful in its efforts to further reduce motorcoach new and used inventory levels. However, these decreases could be partially offset by increased borrowing for capital improvements and working capital needs if sales activity continues to improve.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 60 new and enhanced models of trailers in 2001 and will continue to add new models in 2002.

The Company's future operating results are subject to a number of risks, including the following:

1. The Company has made increased use of leverage and incurred greater interest and related expenses in two of the three years ended December 31, 2001. Increased debt was incurred in connection with financing operations and facilities expansions at the Motorcoach Division as well as financing its increased working capital requirements through the year ended December 31, 2000. In 2001 and through March 31, 2002 debt reductions have been made and interest costs reduced as a result of decreases in Motorcoach Division inventories. As described above, the Company is not in compliance with certain loan covenants relating to its outstanding debt. If the Company is unable to obtain waivers of these covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company's business will be materially adversely affected.

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

6. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the fourth quarter of 2001, the Company experienced a significant decline in the market value of trade-in units and wrotedown the carrying value of the used inventory by $2.5 million in order to facilitate their sale. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company's future operating results.

7. The accompanying consolidated condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern. However, the Report of Independent Public Accountants on the December 31, 2001 financial statements states that the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its financing agreements. These matters raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8. In 2001, the Company was notified by The Nasdaq Stock Market, Inc. (Nasdaq) that its common stock had failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market . In August 2001, the Company transferred to The Nasdaq Smallcap Market. Nasdaq has also expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the "going concern" opinion expressed in the Report of Independent Accountants on the Company's December 31, 2001 and 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company's common stock may be delisted from Nasdaq.


Critical Accounting Policies

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and include materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process.

In 2001 and 2000, the Company evaluated the carrying value of its motorcoach inventories and recorded total charges of $3.0 and $1.7 million, respectively, to cost of sales to reduce the carrying cost of this inventory to its estimated market value. This write-down in 2001 was required as a result of a substantial decrease in the market value of used motorcoaches in light of the reduced demand and a general downturn in the motorcoach market, particularly following the events of September 11.

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer's Statement of Origin, invoice the customer under normal billing and credit terms and hold the trailer or motorcoach for a short period of time as is customary in the industry, until pick-up or delivery. Products are built to customer specification and no rights of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

Long-lived Assets: The Company assesses long-lived assets for impairment under SFAS Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." Under those rules, property and equipment, goodwill associated with assets acquired in purchase business combinations, and any other long-lived assets are included in the impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets many not be recoverable. In the fourth quarter of 2000, the Company determined that unamortized goodwill in the amount of $8.3 million associated with the acquisitions of Vogue in 1998 and Vantare in 1996 was impaired, and wrote it off. The write-off of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the goodwill associated with these businesses. Impairment reviews of the long-lived assets of certain business units in the trailer segment also resulted in the write-down of goodwill and other long lived assets by $431,000 in 2001. These write-downs were based on projected cash flows that were not adequate to support goodwill associated with an acquired business and the reduction of the net book value of related land and buildings to an amount deemed realizable based on previous experience.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for the Company beginning on January 1, 2002. Adoption of the statement is not expected to have a material impact.


Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2001, as reported to the Company by its suppliers was $0.69 in 2001, $0.75 in 2000, and $0.66 in 1999. The Company's cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 65 percent of its anticipated requirements for 2002 which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in 2002 and in the years beyond 2002, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels in 2001.

The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company's debt bears interest at a variable rate. To a limited extent, the Company manages its interest rate risk through the use of interest rate swaps. At March 31, 2002, the fair value of the interest rate swap with a notional amount of $4.0 million was a loss of approximately $122,000. This swap will be terminated on June 28, 2002 when the mortgage with First Union National Bank must be paid in full. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $300,000 at current debt levels.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

In February 2002, the Company borrowed $1.5 million from Bulk Resources, Inc. and issued a subordinated convertible note to Bulk Resources. This note is due December 31, 2002 or may be converted to common stock of the Company at $3.00 per share or the average closing price of the Company's common stock between April 30, 2002 and October 30, 2002. The option must be excercised by January 15, 2003. The Company relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company's debt facilities with U.S. Bank and Deutsche are subject to compliance with certain covenants, including the following: maintain a ratio of debt to tangible net worth of 4.5:1 as of December 31, 2001 and as of any fiscal year thereafter; attain minimum annual earnings before interest, taxes, depreciation and amortization (EBIDTA) of $10 million for fiscal year ended December 31, 2001 and each fiscal year ending thereafter; achieve minimum defined fixed charge coverage of 1.3:1 in the third and fourth quarters of 2001, with an annual requirement for 2001 of 1.0:1 and 1.25:1 for each quarter ended thereafter; and maintain a ratio of current tangible assets to liabilities of 1.5:1 beginning June 30, 2001. In addition, the Company's mortgage debt with Wachovia Bank, National Association (Wachovia), formerly First Union National Bank requires the Company to maintain a minimum defined funds flow coverage based on the past four quarters of 1.3 to 1. Failure to comply with these covenants constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities.

The Company is not in compliance with the following covenants: US Bank's minimum fixed charge coverage ratio requirement in the third quarter and fourth quarters of 2001; U.S. Bank's minumum EBITDA requirement for 2001 and U.S. Bank's ratio of debt to tangible net worth requirement for 2001; Deutsche's ratio of debt to tangible net worth requirement at December 31, 2001 and Deutsche's requirement to attain a tangible current ratio of 1.5:1 in the third and fourth quarters of 2001 and the first quarter of 2002, and Wachovia's requirement to maintain a defined funds flow of 1.3 to 1 in the third quarter of 2001.

On January 31, 2002, the Company signed a Standstill Agreement that waived all of the defaults described above until April 30, 2002 when the entire outstanding balance of the line of credit and term notes must be paid in full. In February 2002, U.S. Bank also presented the Company with a proposal that would extend the existing credit agreement for three year and provide financing as described in
Item 2 above. It was expected this proposal, if approved after the bank has completed its review and due diligence, would be in place by April 30, 2002 or shortly thereafter. On April 30, 2002 the Standstill agreement was modified to extend its maturity to June 30, 2002 to allow the Bank sufficient time to complete all aspects of its review and documentation of the new agreement. The financial covenants related to this proposal have not yet been defined. The Bank is continuing to honor requests for advances of the line of credit received from the Company in accordance with the existing credit agreement.

In March 2002, Deutsche presented the Company with a two year proposal which would waive the financial covenant defaults at December 31, 2001 and amend the agreement to reduce the existing credit line from $30 million to $25 million. It would also reduce the advance rates on eligible new motorcoaches from 100 percent of cost to 90 percent and would establish a formula based line of credit of 70 percent of cost for eligible used units. In April, the proposed financial covenants for 2002 were modified and are as follows: maintain a minimum tangible current ratio of 1.0 to 1 through June 30, 2002 and 1.2 to 1 thereafter, evaluated quarterly; maintain a minimum tangible net worth of $13 million through June 30, 2002 and $15 million thereafter; maintain a ratio of debt to tangible net worth not to exceed 6.0 to 1 through June 30, 2002 and 5.0 to 1 thereafter; and maintain a trailing three month net income greater than zero, measured monthly, and quarterly net income of 80 percent of the Company's projected quarterly net income beginning with the quarter ending June 30, 2002. The Company has accepted this proposal and Deutsche is moving forward to finalize the proposed transaction. The Company was in compliance with these revised covenants as of March 31, 2002.

On October 1, 2001 the Company entered into a Loan Modification and Forbearance Agreement with First Union National Bank (First Union), now Wachovia Bank, National Association (Wachovia). This agreement accelerated the maturity of this debt to March 30, 2002, and increased the interest rate by 300 basis points during the forbearance period. First Union waives the existing default during the forbearance period. On April 1, the Forbearance Agreement was modified to extend the forbearance period to June 28, 2002. The Company is still pursuing a lender to refinance this amount and is also considering a proposal to sell and then leaseback the facility. There is no assurance this refinancing will be accomplished.


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. See Exhibit Index on page following signatures.

         (b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended March 31, 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEATHERLITE, INC.
                                        (Registrant)


Date: May 15, 2002                      /S/ CONRAD D. CLEMENT
                                        ---------------------
                                        Conrad D. Clement
                                        President & CEO



Date: May 15, 2002                      /S/ JEFFERY A. MASON
                                        --------------------
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                          Quarter ended March 31, 2002

Exhibit No.                        Description

--------------------------------------------------------------------------------
10.1 First Amendment to Standstill Agreement as of April 30, 2002, between the Company and U.S. Bank
--------------------------------------------------------------------------------