Form 10-Q
period 2002-06-30
FEATHERLITE INC
filed 2002-08-14
CIK 928064

---------------------------------
                                                         OMB APPROVAL
                                               ---------------------------------
                                               OMB Number:          3235-0070
                                               Expires:       October 31, 1995
                                               Estimated average burden
                                               hours per response. . 190.00
                                              ----------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____________June 30, 2002______________________
                                            -------------

                                                or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission File Number: _________0-24804_______________________________________
                                 -------

_______________________________Featherlite, Inc._______________________________
                               -----------------
              (Exact name of registrant as specified in its charter)

__________Minnesota_________________________________41-1621676_________________
          ---------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

_____Highways 63 & 9, P.O. Box 320, Cresco, IA 52136___________________________
     -----------------------------------------------
       (Address of principal executive offices)               (Zip Code)

______________________________563/547-6000_____________________________________
                              ------------
            (Registrant's telephone number, including area code)

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


                     6,535,104 Shares as of August 10, 2002

                                                           FEATHERLITE, INC.

                                                                 INDEX



                                                                        Page No.
                                                                        --------
Index . . . . .. . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . 2

Part I.  Financial Information:

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

   Condensed Consolidated Balance
   sheets June 30, 2002 and December 31, 2001. . . . . . . . . . . . . . .  3

   Condensed Consolidated Statements of Income
   Three Month and Six Month Periods Ended June 30, 2002 and 2001. . . . .  4

   Condensed Consolidated Statements of Cash Flows
   Three Month and Six Month Periods Ended June 30, 2002 and 2001. . . . .  5

   Notes to Condensed Consolidated Financial Statements. . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . . . . .  11

Item 3.  Quantitative & Qualitative Disclosures about Market Risk . . . .  20

Part II. Other Information:


Item 3.  Defaults upon Senior Securities   . . . . . . . . . . . . . . . . 20

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 20

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 21

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .  21



                          Part I: FINANCIAL INFORMATION

Item 1:

      Featherlite, Inc.
      Condensed Consolidated Balance Sheets
      (Unaudited)
      (In thousands)

                                                                                     June 30,             December 31,
                                     ASSETS                                            2002                  2001
                                                                                       ----                  ----
Current assets
  Cash                                                                           $      271             $      247
  Receivables                                                                         7,104                  5,001
  Refundable income taxes                                                                -                   2,755
  Inventories
    Raw materials                                                                     7,198                  6,949
    Work in process                                                                  11,572                 12,129
    Finished trailers/motorcoaches                                                   18,368                 25,008
    Used trailers/motorcoaches                                                       20,437                 22,129
                                                                                   --------                -------
    Total inventories                                                                57,575                 66,215
  Prepaid expenses                                                                    1,676                  1,977
                                                                                   --------               --------
  Total current assets                                                               66,626                 76,195
                                                                                   --------               --------

Property and equipment,net                                                           16,338                 17,024
Other assets                                                                          4,270                  3,952
                                                                                   --------               --------
                                                                                  $  87,234             $   97,171
                                                                                   ========                =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                          $     4,672             $    9,299
  Bank line of credit                                                                 6,324                  7,226
  Checks issued, not yet presented                                                    3,684                  3,061
  Wholesale financing and other notes payable                                        21,046                 27,713
  Subordinated convertible debt                                                       1,448                     -
  Motorcoach shell costs payable                                                      6,068                  7,531
  Accounts payable                                                                    2,912                  5,902
  Trade creditor repayment plan                                                       2,966                  3,253
  Accrued liabilities                                                                 9,570                  8,365
  Customer deposits                                                                     760                  2,204
                                                                                   --------               --------
   Total current liabilities                                                         59,450                 74,554

Long-term debt, net of current maturities                                            10,317                  7,386
Other long term liabilities                                                              83                     90

Commitments and contingencies (Note 5)

Shareholders' equity                                                                 17,384                 15,141
                                                                                   --------               --------
                                                                                  $  87,234            $    97,171
                                                                                   ========               ========



See notes to unaudited condensed consolidated financial statements




              Featherlite, Inc.
              Condensed Consolidated Statements of Income
              (Unaudited)
              (In thousands, except for per share data)


                                                                        Three Months Ended                    Six months Ended
                                                                             June 30,                              June 30,
                                                                             -------                               -------
                                                                     2002               2001              2002           2001
                                                                    -----               ----              ----           ----
Net sales                                                        $  47,624           $ 57,412          $ 108,229     $122,093
Cost of sales                                                       39,953             52,069             92,704      109,725
Restructuring charge                                                     -              2,950                  -        2,950
                                                                 ---------          --------          ----------     --------

   Gross profit                                                      7,671              2,393             15,525        9,418
Selling and administrative expenses                                  5,476              5,810             10,786       11,618
Restructuring charge                                                     -              1,150                  -        1,150
                                                                 ---------           --------         ----------    ---------
   Income (loss) from operations                                     2,195             (4,567)             4,739       (3,350)
Other income (expense)
  Interest                                                          (  782)            (1,129)            (1,593)      (2,461)
  Other, net                                                           210                155                225          380
                                                                 ---------           --------         ----------     --------
  Total other expense                                               (  572)            (  974)            (1,368)      (2,081)
                                                                 ---------          ---------         ----------    ---------
Income (loss) before income taxes                                    1,623             (5,541)             3,371       (5,431)
Provision for (benefit from) income taxes                              600             (1,403)             1,247       (1,358)
                                                                 ---------          ---------         ----------    ---------

Net income (loss)                                                $   1,023           $ (4,138)        $    2,124     $ (4,073)
                                                                 ==========         =========         ==========    =========


Net income (loss) per share -
    Basic                                                        $    0.16           $  (0.63)        $     0.33     $  (0.62)
                                                                 ---------          ---------         ----------    ---------
    Diluted                                                      $    0.14              (0.63)        $     0.30     $  (0.62)
                                                                 ---------           ---------        ----------    ---------

Average common shares outstanding-
    Basic                                                            6,535              6,535              6,535        6,535
                                                                 ---------           --------          ---------      -------
    Diluted                                                          7,112              6,535              6,995        6,535
                                                                 ---------           --------          ---------      -------




See notes to unaudited condensed consolidated financial statements



              Featherlite, Inc.
              Condensed Consolidated Statements of Cash Flows
              (Unaudited)
              (In thousands)


                                                                                      Six months Ended
                                                                                           June 30
                                                                                     2002          2001
                                                                                     ----          ----
Cash provided by (used for) operating activities
Net income (loss)                                                                  $ 2,124        $(4,073)
Depreciation & amortization                                                          1,006          1,246
Non-cash restructuring charge                                                            -          3,400
Other non-cash adjustments, net                                                       (317)            58
Decrease in refundable income taxes                                                  2,755              -
Decrease in working capital items, net                                               2,610          7,782
                                                                                   -------        -------
    Net cash provided by operating activities                                        8,178          8,413
                                                                                   -------        -------

Cash provided by (used for) investing activities
Purchases of property and equipment, net                                            (  308)        (  330)
Proceeds from other property, net                                                      160            254
                                                                                   --------       -------
Net cash provided by (used for) investing activities                                  (148)        (   76)
                                                                                   -------        -------

Cash provided by (used for) financing activities
  Repayment of short-term debt, net                                                  (8,257)       (9,313)
 Proceeds from long-term debt                                                            96           916
 Repayment of long-term debt                                                         (1,288)         (160)\
 Repayment of Sanford mortgage and interest swap                                     (3,856)            -
 Proceeds from deposit on Sanford sale/leaseback                                      3,800             -
 Proceeds from subordinated debt and warrant                                          1,500             -
                                                                                    --------      -------
   Net cash used for financing activities                                            (8,005)       (8,557)
                                                                                    --------      -------

   Net cash (decrease) for period                                                         25         (220)
Cash balance, beginning of period                                                        247          331
                                                                                    --------      -------

Cash balance, end of period                                                         $   271       $   111
                                                                                     ======        ======




See notes to unaudited condensed consolidated financial statements

                                FEATHERLITE,INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Featherlite, Inc. (the "Company") have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 2001.

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months and six month periods ended June 30, 2002 and 2001. The results of interim periods may not be indicative of results to be expected for the full fiscal year.

Note 2.  Going Concern Basis of Presentation

The auditor's report on the December 31,2001 financial statements included an uncertainty as to the Company's continuation as a going concern. The removal of this uncertainty is dependent upon continued compliance with the terms and covenants of the amended loan agreements, continued compliance with its Trade Creditor Repayment Plan, and ultimately the continued generation of sufficient cash flow to meet its obligations on a timely basis.

The accompanying condensed consolidated financial statements for the three month and six month periods ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2002, the Company's operations provided cash of $8.2 million, including net income of $2.1 million, and a net decrease of $5.4 million in working capital items, principally due to the collection of a $2.8 million income tax receivable and reduction of motorcoach inventories. The Company's aggregate credit line availability improved by $3.6 million in the six months ended June 30, 2002 as the result of the above items as well as $1.5 million received from a private corporate investor in the form of subordinated convertible debt, which was used to reduce line of credit borrowings. At June 30, 2002, the Company had approximately $8.2 million available to borrow on its two credit lines compared to $4.6 million at December 31, 2001. At June 30, 2002, the current order backlog for trailers had improved significantly over levels at December 31, 2001. Motorcoach sales activity is down from last year at this time due in large part to the closing of the Vogue facility in Pryor, Oklahoma. However, new and used motorcoach inventories have been reduced by $7.1 million and more new units have been sold in 2002 than produced.

On July 31, 2002 the Company amended and restated its credit agreements with its principal lenders that extended their terms by two or more years and revised the financial covenants based on the Company's financial plan for 2002. Although there can be no assurance, the Company believes these amended and restated credit agreements will provide it with sufficient working capital to meet its liquidity requirements over the next 12 months. As of June 30, 2002, the Company was in compliance with the financial covenants of the new agreements.

On June 28, 2002, the Company repaid the Wachovia/First Union Bank mortgage on the Sanford, Florida facility with the proceeds of a $3.8 million deposit received in connection with the planned sale/leaseback of the facility for $5.0 million, which was completed on July 31, 2002.

During the six months ended June 30, 2002, the Company has continued to make timely installment payments under the terms of its Trade Creditor Repayment Plan. Despite these efforts, management cannot provide assurance that the Company will continue to maintain successful operations.

Note 3: Restructuring Charge

In June, 2001, the Company adopted a plan to shut-down its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. An accrual of $4.1 million was made in the financial statements as of June 30, 2001 to provide for exit and other costs related to this restructuring. An additional $422,000 was accrued in the fourth quarter of 2001 for estimated lease and other costs to be incurred until this facility could be subleased. As of June 30, 2002 approximately $200,000 of restructuring costs remain accrued, principally for rent and other costs related to holding this facility.

Note 4: Financing Arrangements

As of June 30, 2002, the Company's was not in compliance with certain of its financial covenants under its credit facilility with U.S. Bank National Association (U.S Bank) and its motorcoach financing agreement with Deutsche Financial Services Corporation (Deutsche). However, on July 31, 2002, the Company entered into amended and restated financing agreements with both U.S Bank and Deutsche that provided, among other things, new financial covenants that became effective as of June 30, 2002. As a result, both U.S.Bank and Deutsche effectively waived the June 30, 2002 covenant violations that existed under the old agreements with them.

The Company was in compliance with all covenants under each of these amended and restated facilities as of June 30, 2002. However, the debt with respect to these new agreements will continue to be classified as current liabilities until the Company has additional experience and success in maintaining profitable operations and demonstrating an ability to continue compliance with its restrictive debt covenants for the remainder of 2002. See "Liquidity and Capital Resources" elsewhere in the report for additional information on the Company's amended and restated credit agreeemtents

On June 28, 2002, the Company repaid the $3.7 million mortgage with Wachovia Bank, N.A. (formerly First Union National Bank) on the Sanford, Florida property and terminated a related interest rate swap agreement with a payment of $149,000. These obligations were repaid with a $3.8 million advance deposit made by GBNM Partnership for their July 31, 2002 purchase of the Company's sales and service center in Sanford, Florida for $5.0 million, with the balance of $1.2 million received on August 1, 2002. The Company also entered into an agreement with GBNM Parthership to lease back the facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this will be recorded as a sale/leaseback financing transaction.

Note 5: Commitments and Contingencies.

Pursuant to trailer dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $8.1 million at June 30, 2002. During the six months ended June 30, 2002, the Company was required to make repurchases under these arrangements totaling $61,000. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and accordingly, has no repurchase obligations with respect to motorcoaches.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $100,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate loss limit of $1.9 million. At June 30, 2002, $2.0 million was accrued for estimated unpaid health and workers compensation claims and is classified in accrued liabilities in the condensed consolidated balance sheet. The Company has obtained an irrevocable standby letter of credit in the amount of $2.4 million in favor of the workers' compensation claim administrators to guaranty settlement of claims.

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

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Aggregate rental expenses under these operating leases is estimated to be $877,000 for 2002.

The Company has obtained fixed price commitments from certain suppliers for about 85 percent of its expected aluminum requirements in 2002 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company's trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.




Note 6: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):
                                                                            June 30,    Dec. 31,
                                                                             2002         2001
                                                                            --------    --------
Common stock - without par value;
Authorized-  40 million shares;
Issued-      6,535 shares at June 30,2002
             6,535 shares at Dec.31, 2001                                  $ 16,595     $16,595
Additional paid-in capital                                                    4,156       4,062
Accumulated deficit                                                          (3,367)     (5,492)
Accumulated other comprehensive loss                                              -         (24)
                                                                           --------    --------
         Total Shareholders' equity                                        $ 17,384    $ 15,141
                                                                           ========    ========


In the six months ended June 30, 2002, the Company realized the accumulated other comprehensive loss of $24,000 when the interest rate swap was terminated and a loss of $32,000 realized.

On January 31, 2002, the Company received $1.5 million from a private corporate investor in the form of a convertible subordinated debt and a warrant for 150,000 shares of the Company's common stock. This debt is due in full on January 2, 2003 or may be converted at that time to common stock at the option of the holder. The conversion price is the lower of $3.00 per share or the average closing market price of the Company's common stock between April 30, 2002 and October 31, 2002. The face amount of the convertible debt was reduced and paid-in capital increased by the fair value of $95,000 assigned to the warrant using the Black-Sholes option-pricing model. This amount is being amortized to interest expense over the 11 month term of the convertible debt, with $43,000 expensed in the six months ended June 30, 2002. The warrant may be exercised at any time before January 31, 2007 at a price of $2.00 per common share.


Note 7: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

         Total comprehensive income (loss) is as follows for the three month and six month periods ended June 30, 2002 and 2001:


                                                                       Three Months       Six Months
                                                                       Ended June 30,     Ended June 30,
                                                                       2002      2001     2002     2001
                                                                       ------    -----    ----     ----
         Net income                                                   $ 1,023  $(4,138)  $2,124  $(4,073)
         Cumulative effect of adjustment of
              interest rate swap, net of tax                                         -                11
         Income (loss) on interest rate swap,
              net of tax                                                  (21)       3      (24)     (49)
                                                                      -------  -------  -------  -------
         Total comprehensive income(loss)                             $ 1,002  $(4,135) $ 2,100  $(4,111)
                                                                      -------  -------  -------  -------


At June 30, 2002, there were no components of comprehensive income as the interest rate swap was terminated.




Note 8: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 503,400 shares at June 30, 2002 and 835,400 at December 31,2001. These options were granted at prices ranging from $1.11- $10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. During the six months ended June 30, 2002, options totaling 36,000 were granted at an average price of $3.05 per share, no options were exercised and 368,000 forfeited. In February 2002, the Board of Directors authorized the officers of the Company to cancel approximately 396,500 outstanding stock options and replace them with an equal number of new stock options to be issued with an exercise price equal to the fair market value of one share of common stock as determined six months and one day from the effective date of cancellation of such outstanding options. The exchange of stock options will be voluntary with respect to each holder of outstanding stock options. This exchange will be completed on November 25, 2002 at the closing market price on that date.


Note 9: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three months and six months ended June 30,2002 and 2001:


                                                                          Three months   Six months
------------------------------------------------------------------- ------------ -------------- ---------
                                                                         2002    2001     2002     2001
                                                                        ------  ------    ----     ----
Net income available to common shareholders                            $1,023  $(4,138)  $2,124  $(4,073)
------------------------------------------------------------------- ------------ -------------- ---------
Weighted average number of shares outstanding- basic                    6,535    6,535    6,535    6,535
------------------------------------------------------------------- ------------ -------------- ---------
Dilutive effect of stock options/warrants                                 63         -       32        -
------------------------------------------------------------------- ------------ -------------- ---------
Dilutive effect of convertible note                                       514        -      428
------------------------------------------------------------------- ------------ -------------- ---------
Weighted average number of shares outstanding- dilutive                 7,112    6,535    6,995    6,535
------------------------------------------------------------------- ------------ -------------- ---------
Net income per share - basic                                            $0.16   ($0.63)  $ 0.33   $(0.62)
------------------------------------------------------------------- ------------ -------------- ---------
Net income per share - diluted                                          $0.14   ($0.63)  $ 0.30   $(0.62)
------------------------------------------------------------------- ------------ -------------- ---------

Stock options for 175,000 shares at June 20, 2002 and 829,800 shares at June 30, 2001 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

Note 10: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. "Corporate and other" primarily includes the Company's limited aircraft operations and corporate and administration expenses.

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

Information on business segment sales, income before income taxes and assets are as follows for the three month and six month periods ended June 30, 2002 and 2001 (in thousands):


                                                                                               Corporate and
                                                         Trailers         Motorcoaches         other             Total
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Three Months Ended June 30:
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
2002
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Net sales to unaffiliated customers                     $  29,011           $  18,613          $       -        $ 47,624
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Income (loss) before income taxes                           2,241                 227              (835)           1,623
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Identifiable assets                                        28,541              52,125              6,568          87,234
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------

2001
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Net sales to unaffiliated customers                     $  27,367           $  30,045          $       -        $ 57,412
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Income (loss) before income taxes                             719              (5,384)             (876)          (5,541)
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Identifiable assets                                        34,401              61,722              7,704         103,827
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------




                                                                                               Corporate and
                                                         Trailers         Motorcoaches         other            Total
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Six Months Ended June 30:
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
2002
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Net sales to unaffiliated customers                     $  56,322           $  51,907          $       -        $108,229
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Income (loss) before income taxes                           3,758               1,617             (2,004)          3,371
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Identifiable assets                                        28,541              52,125              6,568          87,234
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------


2001
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Net sales to unaffiliated customers                     $  57,416           $  64,677          $       -        $122,093
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Income (loss) before income taxes                           1,427              (5,160)            (1,698)         (5,431)
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------
Identifiable assets                                        34,401              61,722              7,704         103,827
------------------------------------------------------- ----------------- -------------------- ---------------- ----------------


Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three-month and six month periods ended June 30, 2002 and 2001.

Results of Operations

         Three months ended June 30, 2002 and 2001

On a consolidated basis, the Company's net income for the quarter ended June 30, 2002, was $1.0 million or $0.14 per diluted share, compared with a loss of $4.1 million or ($0.63) per diluted share, in the second quarter of 2001. This significant increase in 2002 reflects: (i) the non-recurrence of a $4.1 million restructuring charge incurred in closing the Pryor, Oklahoma facility in the second quarter of 2001; (2) improved gross profit margins in 2002 and (3) reduced selling and administrative costs and lower interest expense in the second quarter of 2002, as discussed further below.

Net sales for the quarter decreased by $9.8 million (17.0 percent) to $47.6 million in the second quarter of 2002 compared with $57.4 million in 2001. The Company believes the decrease is due in part to the impact of general economic uncertainty on potential customers, particularly in the motorcoach segment. These sales levels are in line with the Company's expectations, however. Motorcoach segment sales were down $11.4 million or 38.0 percent, including a decrease of 23.8 percent in sales of new motorcoaches and a 54.1 percent decrease in sales of used coaches, primarily due to discontinuing production of Vogue coaches in Pryor, Oklahoma in 2001. Trailer segment sales increased by $1.6 million or 6.0 percent. Sales were up in all categories except specialty transporters and commercial trailers.

Consolidated gross profit increased by $5.3 million to $7.7 million in the second quarter of 2002 from $2.4 million for the same period in 2001. As a percentage of sales, gross profit for the quarter was 16.1 percent in 2002 compared to 4.2 percent in 2001. This improvement in margin reflects the non-recurrence of the $2.9 million restructuring charges included in cost of sales in 2001(which reduced 2001 margins by 5.1 percentage points) together with higher gross profit realized on sales in both the trailer and motorcoach segments. Trailer margins were 4.9 percentage points higher in 2002 due to improved labor and overhead utilization compared to 2001 when the Nashua plant closure during the quarter created inefficiencies and resulted in other cost increases. Motorcoach gross profit margins improved as higher margins were realized on sales of new and used units. These improvements were partially offset by the accrual of $412,000 for estimated warranty costs on Vogue motorcoaches.

Selling and administrative expenses decreased in the second quarter of 2002 by $334,000, a 5.7 percent decrease from the same period in 2001. As a percentage of sales, these expenses increased to 11.5 percent in the second quarter of 2002 from 10.1 percent for the same period in 2001. Trailer segment expenses increased by 1.0 percent due to increases in promotion related expenses and bonus expenses. Motorcoach segment expenses decreased by 27.0 percent due primarily to reduced marketing and administrative costs resulting from the closing the Pryor facility in 2001. There was no recurrence in 2002 of the restructuring charge of $1.2 million related to closing the Company's manufacturing plant in Pryor, Oklahoma in 2001.

Interest expense decreased by $347,000 in the second quarter of 2002 compared to the same period in 2001 due to lower average levels of debt in 2002 as well as lower average interest rates in 2002. This was partially offset by $43,000 related to the warrant amortization as discussed in Note 6 to unaudited condensed consolidated financial statements. Other income (expense), net, increased by $55,000 in 2002, primarily as the result of increased gains on property sales in 2002.

Income before taxes (IBT) increased by over $7.2 million in the second quarter of 2002 compared to the same quarter last year. This improvement reflects an increase in trailer segment IBT of $1.5 million,and an improvement of $5.6 million in motorcoach segment IBT, for the reasons discussed above.

The provision for income taxes was 37 percent for the second quarter of 2002 compared to 41 percent for the same period in 2001. The reduced provision rate in 2002 reflects anticipated benefits due to utilization of state income tax loss carryforwards from prior years.

         Six months ended June 30, 2002 and 2001

On a consolidated basis, the Company's net income for the six month period ended June 30, 2002, was $2.1 million or $0.30 per diluted share, compared with a loss of $4.1 million, or ($0.62) per diluted share, in the first six months of 2001. This significant improvement in profitability for the first six months of 2002 reflects: (i) the non-recurrence of a $4.1 million restructuring charge incurred in the first six months of 2001 in closing the Pryor, Oklahoma facility; (ii) higher gross profit (despite lower sales) ; and (iii) reduced selling and administrative costs and lower interest expense, as discussed further below.

Net sales decreased by $4.1 million (11.4 percent) to $108.2 million for the first six months of 2002 compared with $122.1 million for the same period in 2001. This included a 0.2 percent increase in sales of specialty trailers and transporters. Motorcoach segment sales were down 21.2 percent with a $14.8 million reduction in sales of the Vogue facility, which was closed during the first six months of 2001. While sales of new motorcoaches were down 23 percent and sales of used coaches were down 15 percent compared to the same period in 2001, these sales levels are ahead of the Company's plan for 2002.

Consolidated gross profit increased by $6.1 million to $15.5 million in the first six-months of 2002 from $9.4 million for the same period in 2001. As a percentage of sales, gross profit was 14.3 percent in the first six months of 2002 compared to 7.7 percent for the same period in 2001. This improvement in gross profit reflects a $2.9 million improvement as a result of the non-recurrence of the restructuring charge included in cost of sales in 2001 (which reduced the 2001 gross margin by 2.4 percentage points) as well as improved margins realized on sales in both the trailer and motorcoach segments. Trailer margins were 4.4 percentage points higher in the first six months of 2002 due to lower material costs, improved labor and overhead utilization compared to 2001 when the Nashua plant closure reduced inefficiencies and resulted in other cost increases. Motorcoach gross profit margins improved significantly as higher margins were realized on sales of used units, offset slightly by lower margins realized on new motorcoach sales as non-current models were sold at reduced prices and an accrual of $412,000 for estimated warranty costs on Vogue motorcoaches.

Selling and administrative expenses decreased in the first six months of 2002 by $832,000, a 7.2 percent decrease from the same period in 2001. As a percentage of sales, these expenses increased to 10.0 percent in 2002 from 9.5 percent in 2001. Trailer segment expenses increased by 2.6 percent as increases in both advertising and promotion related expenses exceeded reduced personnel and other costs. Motorcoach segment expenses decreased by 20.6 percent due primarily to reduced marketing and administrative costs resulting from the closing the Pryor facility in the first six months of 2001. A restructuring charge of $1.2 million in 2001 included the estimated payroll, severance and other costs paid in connection with closing the Pryor, Oklahoma facility in 2001. No such charges were incurred in 2002. Corporate expenses increased by about $300,000 as a result of increased bonus accruals in 2002.

Interest expense decreased by $868,000 in the first six months of 2002 compared to the same period in 2001 due to lower average levels of debt in 2002 as well as lower average interest rates in 2002. Other income (expense), net, decreased by $156,000 as the result of financial advisory fees related to investigating strategic financing alternatives and reductions in other miscellaneous income items in 2002.

Income before taxes (IBT) for the six month period increased by over $8.8 million in 2002 compared to the same period last year. This improvement reflects, an increase in trailer segment IBT of $2.3 million, an increase in corporate net expense by $306,000 and an improvement of $6.8 million in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 37 percent in 2002 compared to 41 percent in 2001. The reduced provision rate in 2002 reflects anticipated benefits due to utilization of state income tax loss carryforwards from prior years.


         Liquidity and Capital Resources

The Company's liquidity is primarily measured by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank and with Deutsche. During the six-month period ended June 30, 2002, the Company's operating activities provided net cash of $8.2 million, including $5.4 million generated by a net decrease in certain current operating items. An advance deposit of $3.8 million was also received on the sale/leaseback financing transaction completed on August 1, 2002. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts outstanding at June 30, 2002 on the Company's lines of credit. At June 30, 2002, the Company had approximately $8.2 million available to borrow on its credit lines compared to $4.6 million at December 31, 2001.

On July 31, 2002 the Company amended and restated the credit agreements with its principal lenders and completed the sale/leaseback of its sales and service center in Sanford, Florida. Following is a summary of these new agreements:

1. The Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $23.3 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. This Agreement is for a three-year period with annual interest accruing at prime plus 0.50 percent on outstanding balances. The proceeds from the $7.2 million term notes were used to repay $4.4 million of existing term notes with the balance of $2.8 million reducing borrowings on the revolving credit note. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note will be based on a 60 month amortization with the unpaid balance due on June 30, 2005. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. At the time of closing, net availability on the revolving credit line was $7.7 million with about $1.7 million outstanding. The Agreement requires the Company to notify the Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended, commencing with the fiscal quarter ended June 30, 2002; not to exceed a maximum consolidated total liabilities to consolidated tangible net worth ratio of 4.25 to 1.0 as of the last day of each quarter commencing with the quarter ended June 30, 2002; achieve a minimum consolidated EBITDA of $9 million during each fiscal year and not to exceed aggregate capital expenditures of $2 million in any fiscal year. Although the Company was not in compliance with original covenants, the Company was in compliance with the amended covenant requirements as required for the quarter ended June 30, 2002.

     2. The Amended Wholesale Financing Agreement with Deutsche provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. This is a two-year agreement,which expires in July, 2004, with interest on borrowings at the greater of 6.5 percent or prime plus
0.25 percent. Advances under the agreement are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. As of July 31, 2002, the aggregregate availabity under this Agreement was $25.0 million with $20.9 million outstanding. The agreement requires compliance with the following financial covenants: maintain a minimum defined tangible net worth and subordinated debt of $13 million for the fiscal quarter ended June 30, 2002, $14 million for the quarters ended September 30 and December 31, 2002 and $15 million for each fiscal quarter ended March 31, 2003 and thereafter; not to exceed a maximum ratio of debt minus subordinated debt to tangible net worth and subordinated debt of 6.0 to 1.0 for the quarter ended June 30, 2002 and 5.0 to 1.0 for the quarter ended September 30, 2002 and each quarter ended thereafter; achieve a minimum ratio of defined current tangible assets to current liabilities of not less than 1.0 to 1.0 as of the end of the fiscal quarter ended June 30, 2002 and 1.2 to 1.0 as of the end of the fiscal quarter ended September 30, 2002 and for each quarter ended thereafter; achieve 80 percent of the Company's projected net income for each quarter of 2002 beginning June 30, 2002, and achieve monthly net income greater than zero. Although the Company was not in compliance with the original convenants, the Company was in compliance with these amended covenants for the quarter ended June 30, 2002.

         3. On June 28, 2002 the Company satisfied in full its $3.7 million mortgage with Wachovia Bank on the Company's Sanford, Florida sales and service center and terminated a related interest rate swap agreement with a payment of $149,000. These obligations were paid-off with a $3.8 million advance deposit made by GBNM Parternship in connection with their July 31, 2002 purchase of the sales and service center in Sanford, Florida for $5.0 million, with the balance of $1.2 million received on August 1, 2002. The Company entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this will be recorded as a sale/leaseback financing transaction.

The Company continues to make payments according to the schedule worked out with its trade creditors in November 2001. During 2001, many of the Company's trade accounts payable were past due, and certain of its vendors required cash payment upon delivery of materials and supplies. In an effort to restructure its trade debt, the Company offered a repayment plan to trade creditors of its trailer division with balances outstanding as of November 15, 2001. Each trade creditor was given the opportunity to choose one of four options ranging from payment in full in equal quarterly installments over a period of three years to discounting the payable in varying percentages in exchange for payment within a shorter period of time. The Trade Creditor Repayment PLan (the plan) was approved by a majority of creditors, and covers outstanding balances of approximately $7.3 million. According to the payment option chosen by each creditor, the Company will repay $2.8 million in 2002, $2.3 million in 2003 and $2.2 million in 2004. Three installments under this plan were paid in 2002 on January 31, , April 30, and July 31, respectively. Installments are due every three months thereafter. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, they frequently require prepayments at the time of order or payment on delivery of the materials. A number of vendors have begun to extend the Company more normal credit terms again as they receive payments under the Plan.

The Company's liquidity is generally reflected by a number of key indicators. The Company's ratio of current assets to current liabilities was 1.12 to 1 at June 30, 2002, compared with a ratio of 1.02 to 1 at December 31, 2001. This ratio is expected to continue to improve as the financing arrangements described above have been completed and portions of the debt included in current liabilities are expected to be reclassified to long-term. This will occur when the Company has additional experience and success in maintaining profitable operations and demonstrating an abilitiy to continue to its compliance with its restrictive debt covenants for the remainder of 2002. The ratio of total debt to shareholders' equity decreased to 2.34 to 1 at June 30, 2002 from 3.13 to 1 at December 31, 2001. During the six months ended June 30, 2002, total debt declined by almost $7.0 million.

The Company's liquidity and results of operations have significantly improved during the six months ended June 30, 2002, Many of the factors regarding financing that were uncertain at December 31, 2001 have been resolved and the uncertainty about the Company's ability to continue as a going concern are somewhat reduced. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Following is a discussion of the principal components of the Company's cash flow for the six month period ended June 30, 2002, as reflected in the unaudited condensed consolidated statements of cash flows:

Operating activities provided net cash of $8.2 million. The Company's net income of $2.1 million was increased by adjustments for depreciation and amortization of $1.0 million and decreased by other non-cash items in an aggregate net amount of $317,000. Net changes in receivables, inventories and other current assets provided cash of $9.6 million, including an income tax refund of $2.8 million received in the first quarter of 2002. Substantially all of the remainder of this change resulted from decreased inventories, in large part related to the motorcoach segment, where the number of units in inventory were reduced , with the new motorcoach inventory decreasing by $6.2 million and the used motorcoach inventory decreasing by $900,000. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $4.2 million. These changes include, among other items: a decrease of $1.5 million in motorcoach shell payables due to a decrease in the number of bus shells held for production; a decrease of $3.1 million in accounts payable as $729,000 was converted to the Trade Creditor Repayment Plan as described above, and $2.4 million was paid on other accounts payable; checks issued but not presented for payment increased by $622,000, and an increase of $1.1 million in accrued liabilities. Customer deposits decreased by $1.4 as deposits received on pending sales of trailers and motorcoaches in prior periods were applied to sales completed in the current period.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of June 30, 2002, approximately 88 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The shell manufacturer has financed a number of motorcoach shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at that time. At June 30, 2002, $6.1 million was owed to the shell manufacturer, a reduction of $1.5 million since December 31, 2001.

The Company's investing activities for the six months ended June 30, 2002 used net cash of $148,000. The Company's net capital expenditures for plant and equipment were $148,000 for the six-month period ended June 30, 2002. There were no aircraft sales or purchases during the this six month period. On July 31, 2002 U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance the Company's planned capital expenditures on machinery and equipment in 2002.

The Company leases certain office and production facilities under various operating leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2002 will total $877,000. In addition, the Company accrued as a restructuring charge liability at December 31, 2001, $400,000 of estimated rent to be paid on the Pryor facility in 2002 until it is subleased. In 2001, the Company decided not to lease a new sales and service center in North Carolina but as consideration for being released from this obligation, will pay an aggragate amount of $302,000 in monthly installments over a three year period beginning in March, 2002, to Clement Properties, an entity owned by certain of the majority shareholders of the Company.

As discussed above, the Company entered into an agreement with GBNM Parterhip to lease the sales and service center facility in Sanford, Florida beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this will be recorded as a sale/leaseback transaction.

The Company's financing activities in the six months ended June 30, 2002 used net cash of $8.0 million, including $8.3 million for net reductions in line of credit borrowings, $3.8 million for the repayment of the Sanford facility mortgage and $1.3 million for other long-term debt reductions and Trade Creditor Repayment Plan payments. On June 28, 2002, the Company received a deposit of $3.8 million in connection with their July 31, 2002 sale of the Sanford, Florida, sales and service center for $5 million with the remaining balance of $1.2 million received on August 1, 2002. As discussed further below, the Company began leasing the facility on August 1.





The Company also borrowed $1.5 million from Bulk Resources, Inc., an unrelated private investor, in the form of a subordinated convertible note. This note is due January 2, 2003 or may be converted together with interest accrued thereon at the rate of 6.5 percent per annum into shares of the Company's common stock at $3.00 per share or the average closing price of the Company's common stock between April 30, 2002 and October 30, 2002. The option must be exercised by January 15, 2003. A detachable warrant for 150,000 shares of common stock at $2.00 per share was issued in conjunction with the convertible note, which must be exercised by January 31, 2007, and was assigned a fair value of $95,000 as discussed in Note 6 to condensed cosolidated financial statements.

As discussed in Note 5 to the condensed consolidated unaudited financial statements, the Company is contingently liable under certain trailer dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite trailer dealers by financial institutions. The Company would be required to repurchase trailer inventory if the financial institution repossesses it and it is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $8.1 million at June 30, 2002. Also, the Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. For health claims there is an annual stop loss limit of $100,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate limit of $1.9 million. At June 30, 2002, $2.0 million was accrued for estimated unpaid claims. The Company has obtained an irrevocable standby letter of credit in the amount of $2.4 million in favor of the workers' compensation claim administrators to guarantee payment of claims.

Assuming continued improvement in the national economy, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements consistent with past levels for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2002 and beyond.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lender's consent.


Forward-looking Information and Risks

Certain statements in this report, and in the Company's Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate'" and similar words and expressions are intended to identify forward-looking statements. These statements speak only as of the date of this quarterly report, are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization, the availability of additional capital as may be required to finance any future net liquidity deficiency and certain other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

While consolidated sales levels for the first six months of 2002 have declined compared to the same period last year, in large part due to the closure of the Vogue facility in the second quarter of 2001, they are slightly ahead of the Company's sales plan for 2002. The order backlog for trailers of $12.8 million at December 31, 2001 was below the backlog level of $14.8 million at December 31, 2000; but at June 30, 2002 the trailer order backlog level of $15.9 million level was comparable to a level of $16.0 million at June 30, 2001. At December 31, 2001, order backlog for motorcoaches was $3.1 million compared to $15.9 million at December 31, 2000. The motorcoach backlog was $1.8 million at June 30, 2002 compared with $8.7 million at June 30, 2001. While there has been no growth in the motorcoach backlog, new units held in inventory have decreased since December 31, and new units begun before a customer order is received have been sold when completed. With an encouraging start in 2002 due to higher gross margins, and aggressive measures in place to promote sales and manage costs, management expects that sales will continue to increase as national economic business conditions improve and expects gross margins will remain at current levels or improve slightly. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed 2001 sales volume.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 35 new and enhanced models of trailers in 2002 and added motorcoach models with multiple slide-out features.

The Company's future operating results are subject to a number of risks, including the following:

1. The Company has made increased use of leverage and incurred greater interest and related expenses in two of the three years ended December 31, 2001. Increased debt was incurred in connection with financing operations and facilities expansions at the Motorcoach Division as well as financing its increased working capital requirements through the year ended December 31, 2000. In 2001 and through June 30, 2002, debt reductions have been made and interest costs reduced as a result of decreases in Motorcoach Division inventories. As described above, the Company has signed long-term agreements with its lenders with new financial covenants, which the Company is in compliance with as of June 30, 2002. The Company believes it will achieve the requirements of these covenants in the future. However, if the Company is unable to obtain waivers of future covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company's business will be harmed.

2. There is a risk related to losing a major supplier of aluminum. In the past this risk has been relatively nominal as there have been alternate sources of supply. In recent years, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company operations would be harmed.

3. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company's sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost Car Company located in Canada. Although the Company has insurance to cover certain losses it may sustain due to fire or other catastrophe at Prevost's plant, the Company may not be able to obtain conversion shells from another manufacturer on favorable terms or at all. Additionally, if the Company is unable to maintain a good working relationship with Prevost, it may be required to locate a new supplier of its conversion shells. In the event of any significant loss or interruptions in the subcontractor's ability to provide such services may harm the Company's operations.

4. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers in the event of an unforeseen interruption in the subcontractor's ability to provide these services or if the customer delays providing the specifications to the subcontractor. Any long-term interruptions in the subcontractor's ability to provide such services may harm the Company's operations.

5. The Company begins production of most of the luxury motorcoaches before a customer order is received. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Failure to sell these motorcoaches on a timely basis at prevailing prices could further decrease the liquidity of the Company.

6. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In 2001 and 2000, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrotedown the carrying value of the used inventory by $3.0 million and $1.7 million, respectively, in order to facilitate their sale. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company's future operating results.

7. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Report of Independent Public Accountants on the December 31, 2001 financial statements states that the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its financing agreements. While progress has been made to reduce these uncertainties, these matters still raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8. In 2001, the Company was notified by The Nasdaq Stock Market, Inc. (Nasdaq) that its common stock had failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market. In August 2001, the Company transferred to The Nasdaq Smallcap Market. Nasdaq has also expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the "going concern" opinion expressed in the Report of Independent Accountants on the Company's December 31, 2001 and 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company's common stock may be delisted from Nasdaq. In such an event, the market for the Company's common stock may become more illiquid, and you may have a more difficult time selling the Company's common stock.

9. As discussed in Note 3 to condensed consolidated financial statements, the Company shut down its Pryor, Oklahoma manufacturing facility. It has accrued the estimated rental and other costs of holding this facility through December 31, 2002. In the event the facility cannot be subleased or other uses found for the facility, and additional accrual may be necessary.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002. The adoption of this SFAS had no effect on 2002 opertions because the Company has no unamortized goodwill or other intangibles.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2001, as reported to the Company by its suppliers was $0.69 in 2001, $0.75 in 2000, and $0.66 in 1999. The Company's cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 85 percent of its anticipated requirements for 2002 which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in 2002 and in the years beyond 2002, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels in 2001.

The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company's debt bears interest at a variable rate. The Company managed interest rate risk on one of its term loans through the use of an interest rate swap. This swap was terminated on June 28, 2002 in connection with the payment in full of the related loan. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $300,000 at based upon the Company's debt levels as of June 30, 2002.

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

As of June 30, 2002, the Company was not in compliance with certain of its financial covenants under its credit facility with U.S. Bank and its motorcoach financing agreement with Deutsche. However, on July 31, 2002, the Company entered into amended and restated financing agreements with both U.S. Bank and Deutsche that provided among other things, new financial covenants that became effective as of June 30, 2002. As a result, both U.S. Bank and Deutsche effectively waived the June 30, 2002 covenant violations that existed under our old agreements with them. The Company was in compliance with all covenants under each of these amended and restated agreements as of June 30, 2002..

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ----------------------------------------------------

(a) The Annual Meeting of the Registrant's shareholders was held on Friday, June 7, 2002.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 6,272,020 shares in favor, with 70,766 shares against, and 7,735 shares abstaining.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:


                 ------------------------------ ----------------------------- -------------------------------------
                 Nominee                        Number of Votes For           Number of Votes Withheld
                 ------------------------------ ----------------------------- -------------------------------------
                 Conrad D. Clement                  6,139,767                        210,754
                 ------------------------------ ----------------------------- -------------------------------------
                 Jeffery A. Mason                   6,140,442                        210,079
                 ------------------------------ ----------------------------- -------------------------------------
                 Tracy J. Clement                   6,140,067                        210,454
                 ------------------------------ ----------------------------- -------------------------------------
                 Thomas J. Winkel                   6,330,648                         19,873
                 ------------------------------ ----------------------------- -------------------------------------
                 Kenneth D. Larson                  6,331,648                         18,873
                 ------------------------------ ----------------------------- -------------------------------------
                 Terry E. Branstad                  6,328,348                         22,173
                 ------------------------------ ----------------------------- -------------------------------------
                 Charles A. Elliott                 6,329,548                         20,973
                 ------------------------------ ----------------------------- -------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits.  See Exhibit Index on page following signatures.

         (b) Form 8-K. The Registrant filed no Form 8-K reports during the three months ended June 30, 2002. On August 2, 2002, the Registrant filed a Form 8-K to report a change in the Registrant's certifying accountant.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FEATHERLITE, INC.
                                        (Registrant)


Date:  August 14, 2002                  /S/ CONRAD D. CLEMENT
                                        ---------------------
                                        Conrad D. Clement
                                        President & CEO



Date:  August 14, 2002                  /S/ JEFFERY A. MASON
                                        --------------------
                                        Jeffery A. Mason
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                           Quarter ended June 30, 2002

Exhibit No.                                      Description

----------------- --------------------------------------------------------------
10.1 Amended and Restated Loan Agreement Between U.S.Bank National Association and Featherlite, Inc. dated July 31, 2002
----------------- --------------------------------------------------------------
10.2 Amendment No 5 to Amended and Restated Agreement for Wholesale Financing Between Deutsche Financial Services Corporation and Featherlite, Inc. dated July 31, 2002
----------------- --------------------------------------------------------------
10.3              Commerical Lease Between GBNM Partnership and Featherlite,
                  Inc.
----------------- --------------------------------------------------------------