Form 10-Q
period 2002-09-30
FEATHERLITE INC
filed 2002-11-14
CIK 928064

----------------------------
                                                            OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number:        3235-0070
                                                    Expires:    October 31, 1995
                                                    Estimated average burden
                                                    hours per response....190.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission File Number: 0-24804
                        --------------------------------------------------------

                                Featherlite, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                     41-1621676
           ---------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Highways 63 & 9, P.O. Box 320, Cresco, IA                   52136
-----------------------------------------                ----------
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


                    6,535,104 Shares as of November 10, 2002

                                FEATHERLITE, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

Index......................................................................  2

Part I. Financial Information:

         Item 1. Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
              September 30, 2002 and December 31, 2001.....................  3

              Condensed Consolidated Statements of Income
              Three Month and Nine Month Periods Ended
              Sept. 30, 2002 and 2001......................................  4

              Condensed Consolidated Statements of Cash Flows
              Three Month and Nine Month Periods Ended
              Sept. 30, 2002 and 2001......................................  5

                 Notes to Condensed Consolidated Financial Statements......  6

         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........ 11

         Item 3. Quantitative & Qualitative Disclosures about Market Risk.. 22

         Item 4. Control Procedures........................................ 23

Part II. Other Information:

         Item 6. Exhibits and Reports on Form 8-K.......................... 23

Signatures................................................................. 23

Certifications............................................................. 24

Exhibit Index.............................................................. 26

                          PART I: FINANCIAL INFORMATION

ITEM 1:

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
              (IN THOUSANDS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                              ASSETS                      2002         2001
                                                        -------      -------
Current assets
  Cash                                                  $   186      $   247
  Receivables                                             5,165        5,001
  Refundable income taxes                                   616        2,755
  Inventories
    Raw materials                                         7,165        6,949
    Work in process                                      11,233       12,129
    Finished trailers/motorcoaches                       23,593       25,008
    Used trailers/motorcoaches                           20,940       22,129
                                                        -------      -------
    Total inventories                                    62,931       66,215
  Prepaid expenses                                        1,124        1,977
                                                        -------      -------
  Total current assets                                   70,022       76,195
                                                        -------      -------

Property and equipment,net                               16,147       17,024
Other assets                                              4,657        3,952
                                                        -------      -------
                                                        $90,826      $97,171
                                                        =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                  $ 7,514      $ 9,299
  Bank line of credit                                     5,655        7,226
  Checks issued, not yet presented                        1,867        3,061
  Wholesale financing and other notes payable            22,402       27,713
  Subordinated convertible debt                           1,474           --
  Motorcoach shell costs payable                          7,445        7,531
  Accounts payable                                        2,724        5,902
  Current portion of trade creditor repayment plan        2,736        3,253
  Accrued liabilities                                     8,383        8,365
  Customer deposits                                       1,934        2,204
                                                        -------      -------
  Total current liabilities                              62,134       74,554

Long-term debt, net of current maturities                 7,724        3,146
Trade creditor plan, net of current portion               2,752        4,240
Other long term liabilities                                  79           90

Commitments and contingencies (Note 6)

Shareholders' equity                                     18,137       15,141
                                                        -------      -------
                                                        $90,826      $97,171
                                                        =======      =======

See notes to unaudited condensed consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------                   -------------
                                                  2002            2001            2002            2001
                                               ---------       ---------       ---------       ---------
Net sales                                      $  40,601       $  51,566       $ 148,830       $ 173,659
Cost of sales                                     34,768          45,137         127,472         157,812
                                               ---------       ---------       ---------       ---------
   Gross profit                                    5,833           6,429          21,358          15,847
Selling and administrative expenses                4,918           5,407          15,703          17,025
Restructuring charge                                  --              --              --           1,150
                                               ---------       ---------       ---------       ---------
   Income (loss) from operations                     915           1,022           5,655          (2,328)
Other income (expense)
  Interest                                          (688)           (882)         (2,281)         (3,342)
  Other, net                                          (9)              1             215             380
                                               ---------       ---------       ---------       ---------
  Total other expense                               (697)           (881)         (2,066)         (2,962)
                                               ---------       ---------       ---------       ---------
Income (loss) before income taxes                    218             141           3,589          (5,290
Provision for (benefit from) income taxes           (535)             35             712          (1,323)
                                               ---------       ---------       ---------       ---------
Net income (loss)                              $     753       $     106       $   2,877       $  (3,967)
                                               =========       =========       =========       =========


Net income (loss) per share -
    Basic                                      $    0.12       $    0.01       $    0.44       $   (0.61)
                                               ---------       ---------       ---------       ---------
    Diluted                                    $    0.10            0.01       $    0.40       $   (0.61)
                                               ---------       ---------       ---------       ---------

Average common shares outstanding-
    Basic                                          6,535           6,535           6,535           6,535
                                               ---------       ---------       ---------       ---------
    Diluted                                        7,168           6,535           7,107           6,535
                                               ---------       ---------       ---------       ---------

See notes to unaudited condensed consolidated financial statements

              FEATHERLITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                       ---------------------
                                                         2002          2001
                                                       -------       -------
Cash provided by (used for) operating activities
  Net income (loss)                                      2,877       $(3,967)
  Depreciation & amortization                            1,533         1,748
  Non-cash restructuring charge                             --         3,400
  Other non-cash adjustments, net                         (482)          117
  Decrease in refundable income taxes                    2,139            --
  Decrease (increase) in working capital items, net     (1,218)        8,074
                                                       -------       -------
    Net cash provided by operating activities            4,849         9,372
                                                       -------       -------

Cash provided by (used for) investing activities
  Purchases of property and equipment, net                (609)         (415)
  Proceeds from sale of other property, net                295           305
                                                       -------       -------
    Net cash (used for) investing activities              (314)         (110)
                                                       -------       -------

Cash provided by (used for) financing activities
  Repayment of short-term debt, net                     (6,882)       (3,283)
  Proceeds from long-term debt                           7,370           886
  Repayment of long-term debt                           (5,721)      (7,0467
  Payments on trade creditor plan                       (2,006)           --
  Repayment of Sanford mortgage and interest swap       (3,856)           --
  Proceeds from Sanford sale/leaseback                   5,000            --
  Proceeds from subordinated debt and warrant            1,500            --
                                                       -------       -------
    Net cash used for financing activities              (4,595)       (9,444)
                                                       -------       -------

    Net cash (decrease) for period                         (60)         (182)
Cash balance, beginning of period                          246           331
                                                       -------       -------

Cash balance, end of period                            $   186       $   149
                                                       =======       =======

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

It is the opinion of management that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months and nine month periods ended September 30, 2002 and 2001. The results of interim periods may not be indicative of results to be expected for the full fiscal year.


Note 2.  Going Concern Basis of Presentation

The auditor's report on the December 31, 2001 financial statements included an uncertainty as to the Company's continuation as a going concern. The removal of this uncertainty is dependent upon continued compliance with the terms and covenants of the Company's amended loan agreements, continued compliance with its Trade Creditor Repayment Plan, and ultimately the continued generation of sufficient cash flow to meet its obligations on a timely basis.

The accompanying condensed consolidated financial statements for the three month and nine month periods ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2002, the Company's operations provided net cash of $4.8 million, which was used primarily to reduce line of credit and other borrowings. At September 30, 2002, the Company had approximately $4.8 million available to borrow on its two credit lines. The Company's operating cash flow and overall liquidity was reduced during the three months ended September 30, 2002 as finished trailer and motorcoach inventories increased by $5.7 million and line of credit availability was reduced by $3.4 million as borrowings increased to pay current obligations. Motorcoach shell payables increased by $1.4 million as a result of past-due shell payments, on which the manufacturer subsequently granted extended terms. At September 30, 2002, the current order backlog for trailers had improved over levels at September 30, 2001 and December 31, 2001. Motorcoach sales activity is down from last year at this time due in large part to the closing of the Vogue facility in Pryor, Oklahoma. However, new and used motorcoach inventories have been reduced by approximately $2.3 million during 2002.

On July 31, 2002 the Company amended and restated its credit agreements with its principal lenders that extended their terms by two or more years and revised the financial covenants based on the Company's financial plan for 2002. Although there can be no assurance, the Company believes these amended and restated credit agreements will provide it with sufficient working capital to meet its liquidity requirements over the next 12 months. As of September 30, 2002, the Company was in compliance with the financial covenants of the new agreements.

On June 28, 2002, the Company repaid the Wachovia/First Union Bank mortgage on the Sanford, Florida facility with the proceeds of a $3.8 million deposit received in connection with the planned sale/leaseback of the facility for $5.0 million, which was completed on July 31, 2002.

During the nine months ended September 30, 2002, the Company has continued to make timely installment payments under the terms of its Trade Creditor Repayment Plan. Despite these efforts, management cannot provide assurance that the Company will continue to maintain successful operations.


Note 3: Restructuring Charge

In June 2001, the Company adopted a plan to close its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. An accrual of $4.1 million was made in the financial statements as of June 30, 2001, including $3.4 million for impairment losses on inventory, property and equipment and $700,000 to provide for exit and other costs related to this restructuring. An additional $422,000 was accrued in the fourth quarter of 2001 for estimated lease and other costs to be incurred until this facility could be subleased. As of September 30, 2002 approximately $81,000 of restructuring costs remain accrued, principally for rent and other costs related to holding this facility. This accrual will be exhausted in the fourth quarter of 2002 the need for additional accruals will be evaluated at that time.


Note 4: Debt Financing Arrangements

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

The Company was in compliance with all covenants under each of these amended and restated facilities as of September 30, 2002. However, the debt with respect to these new agreements will continue to be classified as current liabilities until the Company has additional experience and success in maintaining profitable operations and demonstrating an ability to continue compliance with its restrictive debt covenants for the remainder of 2002. See "Liquidity and Capital Resources" elsewhere in the report for additional information on the Company's amended and restated credit agreements

On June 28, 2002, the Company repaid the $3.7 million mortgage with Wachovia Bank, N.A. (formerly First Union National Bank) on the Sanford, Florida property and terminated a related interest rate swap agreement with a payment of $149,000. These obligations were repaid with a $3.8 million advance deposit made by GBNM Partnership for their July 31, 2002 purchase of the Company's sales and service center in Sanford, Florida for $5.0 million, with the balance of $1.2 million received on August 1, 2002. The Company also entered into an agreement with GBNM Partnership to lease back the facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this was recorded as a sale/leaseback financing transaction.

The Company's motorcoach shell manufacturer has financed a number of shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells for which payment is due at that time. At September 30, 2002, $7.4 million was owed to the shell manufacturer, including $1.4 million that is past due. The manufacturer has subsequently extended payment terms on all past due shells.


Note 5:  Tax Benefit Resulting From Carryback Claim

The Job Creation and Workers Assistance Act of 2002 enabled the Company to amend its 2001 Federal income tax return and claim additional deductions relating to its self-insured employee medical plan. These deductions increased the 2001 income tax loss, which was then carried back to prior years resulting in refunds of taxes paid in those years. In addition, law changes enabled the Company to claim refunds for Alternative Minimum tax payments made in prior years. These refunds, which totaled $616,000, were recorded as a reduction of the provision for income taxes in the third quarter.


Note 6: Commitments and Contingencies.

Pursuant to trailer dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $9.7 million at September 30, 2002. During the nine months ended September 30, 2002, the Company was required to make repurchases under these arrangements totaling $248,000. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and accordingly, has no repurchase obligations with respect to motorcoaches.

The Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. The Company's maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $120,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate loss limit of $1.9 million. At September 30, 2002, $2.1 million was accrued for estimated unpaid health and workers compensation claims and is classified in accrued liabilities in the condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of $2.4 million in favor of the workers' compensation claim administrators to guaranty settlement of claims. The Company may be required to obtain additional letters of credit in connection with its workers compensation policy renewal in November 2002, which would reduce availability on the U.S. Bank line of credit.

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

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Aggregate rental expenses under these operating leases are estimated to be $877,000 for 2002.

The Company has obtained fixed price commitments from certain suppliers for about 98 percent of its expected aluminum requirements in 2002 and 55 percent in 2003 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company's trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.


Note 7: Shareholders' Equity

Shareholders' equity may be further detailed as follows (in thousands):

                                                           Sept. 30,   Dec. 31,
                                                             2002        2001
                                                            --------   --------
Common stock - without par value;
   Authorized-  40 million shares;
   Issued-      6,535 shares at Sept.30,2002
                6,535 shares at Dec.31, 2001                $ 16,595   $ 16,595
Additional paid-in capital                                     4,156      4,062
Accumulated deficit                                           (2,614     (5,492)
Accumulated other comprehensive loss                              --        (24)
                                                            --------   --------
         Total Shareholders' equity                         $ 18,137   $ 15,141
                                                            ========   ========

In the nine months ended September 30, 2002, the Company realized the accumulated other comprehensive loss of $24,000 (and an additional loss of $32,000) when the interest rate swap was terminated in the second quarter of 2002.

On January 31, 2002, the Company received $1.5 million from a private corporate investor in the form of a convertible subordinated note and a warrant for 150,000 shares of the Company's common stock. This note is due in full on January 2, 2003 or may be converted at that time to common stock at the option of the holder. The conversion price is the lower of $3.00 per share or the average closing market price of the Company's common stock between April 30, 2002 and October 31, 2002. The face amount of the convertible note was reduced and paid-in capital increased by the fair value of $95,000 assigned to the warrant using the Black-Sholes option-pricing model. This amount is being amortized to interest expense over the 11 month term of the convertible note, with $69,000 expensed in the nine months ended September 30, 2002. The warrant may be exercised at any time before January 31, 2007 at a price of $2.00 per common share.


Note 8: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

         Total comprehensive income (loss) is as follows for the three month and nine month periods ended September 30, 2002 and 2001:

                                                     Three Months           Nine Months
                                                    Ended Sept 30,        Ended Sept 30,
                                                   2002       2001       2002       2001
                                                 --------   --------   --------   --------
         Net income(loss)                        $    753   $    106   $  2,877   $ (3,967)
         Cumulative effect of adjustment of
              interest rate swap, net of tax                      --                    11
         Income (loss) on interest rate swap,
              net of tax                               --         (4)       (24)       (54)
                                                 --------   --------   --------   --------
         Total comprehensive income(loss)        $    753   $    102   $  2,853   $ (4,010)
                                                 --------   --------   --------   --------

At September 30, 2002, there were no components of comprehensive income as the interest rate swap had been terminated.

Note 9: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 503,400 shares at September 30, 2002 and 835,400 at December 31, 2001. These options were granted at prices ranging from $1.11- $10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. During the nine months ended September 30, 2002, options totaling 36,000 were granted at an average price of $3.05 per share, no options were exercised and 368,000 were forfeited. In February 2002, the Board of Directors authorized the officers of the Company to cancel approximately 396,500 outstanding stock options and replace them with an equal number of new stock options to be issued with an exercise price equal to the fair market value of one share of common stock as determined six months and one day from the effective date of cancellation of such outstanding options. The exchange of stock options was voluntary with respect to each holder of outstanding stock options and stock options for 344,000 shares were cancelled. This exchange will be completed on November 25, 2002 at the closing market price on that date.


Note 10: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three months and nine months ended September 30,2002 and 2001:

                                                                             --Three months--           --Nine months--
     -----------------------------------------------------------------   ----------   ----------   ----------   -----------
                                                                            2002         2001         2002         2001
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Net income available to common shareholders                         $      753   $      106   $    2,877   $   (3,967)
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Weighted average number of shares outstanding- basic                     6,535        6,535        6,535        6,535
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Dilutive effect of stock options/warrants                                   21           --           28           --
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Dilutive effect of convertible note                                        612           --          544
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Weighted average number of shares outstanding- dilutive                  7,168        6,535        7,107        6,535
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Net income per share - basic                                        $     0.12   $     0.01   $     0.44   $    (0.61)
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------
     Net income per share - diluted                                      $     0.10   $     0.01   $     0.40   $    (0.61)
     -----------------------------------------------------------------   ----------   ----------   ----------   ----------

Stock options for 482,300 shares at September 30, 2002 and 827,800 shares at September 30, 2001 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.


Note 11: Segment Reporting

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

Information on business segment sales, income before income taxes and assets are as follows for the three month and nine month periods ended September 30, 2002 and 2001 (in thousands):

------------------------------------------------------- ------------  ------------  ------------  ------------
                                                                                     Corporate
                                                          Trailers    Motorcoaches   and other        Total
------------------------------------------------------- ------------  ------------  ------------  ------------
Three Months Ended September 30:
------------------------------------------------------- ------------  ------------  ------------  ------------
2002
------------------------------------------------------- ------------  ------------  ------------  ------------
Net sales to unaffiliated customers                     $     25,529  $     15,072  $             $     40,601
------------------------------------------------------- ------------  ------------  ------------  ------------
Income (loss) before income taxes                              1,412           (63)         (561)          218
------------------------------------------------------- ------------  ------------  ------------  ------------
Identifiable assets                                           28,517        55,842         6,467        90,826
------------------------------------------------------- ------------  ------------  ------------  ------------

------------------------------------------------------- ------------  ------------  ------------  ------------
2001
------------------------------------------------------- ------------  ------------  ------------  ------------
Net sales to unaffiliated customers                     $     27,341  $     24,225  $             $     51,566
------------------------------------------------------- ------------  ------------  ------------  ------------
Income (loss) before income taxes                              1,045          (320)         (584)          141
------------------------------------------------------- ------------  ------------  ------------  ------------
Identifiable assets                                           31,808        61,037         7,205       100,050
------------------------------------------------------- ------------  ------------  ------------  ------------


------------------------------------------------------- ------------  ------------  ------------  ------------
                                                                                     Corporate
                                                          Trailers    Motorcoaches   and other        Total
------------------------------------------------------- ------------  ------------  ------------  ------------
Nine Months Ended September 30:
------------------------------------------------------- ------------  ------------  ------------  ------------
2002
------------------------------------------------------- ------------  ------------  ------------  ------------
Net sales to unaffiliated customers                     $     81,851  $     66,979  $             $    148,830
------------------------------------------------------- ------------  ------------  ------------  ------------
Income (loss) before income taxes                              4,464           564        (1,439)        3,589
------------------------------------------------------- ------------  ------------  ------------  ------------
Identifiable assets                                           28,517        55,842         6,467        90,826
------------------------------------------------------- ------------  ------------  ------------  ------------

------------------------------------------------------- ------------  ------------  ------------  ------------
2001
------------------------------------------------------- ------------  ------------  ------------  ------------
Net sales to unaffiliated customers                     $     84,757  $     88,902  $             $    173,659
------------------------------------------------------- ------------  ------------  ------------  ------------
Income (loss) before income taxes                              2,446        (5,454)       (2,282)       (5,290)
------------------------------------------------------- ------------  ------------  ------------  ------------
Identifiable assets                                           31,808        61,037         7,205       100,050
------------------------------------------------------- ------------  ------------  ------------  ------------

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's results of operations and financial condition for the three month and nine month periods ended September 30, 2002 and 2001.

Results of Operations

         Three months ended September 30, 2002 and 2001

On a consolidated basis, the Company's net income for the quarter ended September 30, 2002, was $753,000 or $0.10 per diluted share, compared with net income of $106,000 or $0.01 per diluted share, in the third quarter of 2001. This increase in 2002 reflects: (1) an income tax refund of $616,000 as the result of the Job Creation and Workers Assistance Act of 2002, (2) improved gross profit margin percentages realized on sales in 2002 and (3) reduced selling and administrative costs and lower interest expense in the third quarter of 2002, as discussed further below.

Net sales for the quarter decreased by $11.0 million (21.3 percent) to $40.6 million in the third quarter of 2002 compared with $51.6 million in 2001. Motorcoach segment sales were down $9.2 million or 37.8 percent, including a decrease of 51 percent in sales of new motorcoaches and a 16 percent decrease in sales of used coaches. These reductions were due, in part, to discontinuing production and sale of Vogue coaches in Pryor, Oklahoma in 2001. If Vogue sales of $4.7 million are excluded from 2001 net sales during the quarter, net consolidated sales for the quarter in 2002 decreased by 13.4 percent and motorcoach segment sales declined by 22.9 percent. The Company believes another contributing factor to this decrease is the impact on potential luxury motorcoach customers of the general economic uncertainty and the sluggish economy during the quarter. Trailer segment sales in the third quarter of 2002 decreased by $1.0 million or 4 percent compared to 2001. Sales of horse, livestock, and car trailers were up in the third quarter of 2002 compared to 2001 and all other categories of trailers decreased.

Consolidated gross profit decreased by $596,000 to $5.8 million in the third quarter of 2002 from $6.4 million for the same period in 2001, primarily as the result of decreased sales as discussed above. As a percentage of sales, gross profit margin for the quarter was 14.4 percent in 2002 compared to 12.5 percent in 2001. This margin improvement primarily reflects trailer sales, which have a higher margin percentage than motorcoaches, being a larger percentage of total sales for the third quarter in 2002 than the same quarter in 2001. Trailer gross profit margins were essentially unchanged from 2001. Motorcoach gross profit margins in the third quarter of 2002 improved slightly compared to the same quarter of 2001 as higher margins were realized on sales of new and used units and no market value adjustment was required for motorcoaches in inventory in 2002. In the third quarter of 2001, an adjustment of $177,000 was made to write down the carrying value of certain used motorcoaches.

Selling and administrative expenses decreased in the third quarter of 2002 by $49,000, a 9.0rcent decrease from the same period in 2001. As a percentage of sales, these expenses increased to 12.1 percent in the third quarter of 2002 from 10.5 percent for the same period in 2001. Trailer segment expenses decreased by 5.0 percent due to decreases in promotion related expenses. Motorcoach segment expenses decreased by 19.3 percent due in part to reductions in on going marketing and administrative costs as well as savings resulting from the closing the Pryor, Oklahoma facility in 2001. Corporate expenses were reduced by a $100,000 reduction in accrued management bonuses due to reduced operating performance during the quarter, which was offset by a $100,000 provision for market value decline in the Company's aircraft.

Interest expense decreased by $194,000 in the third quarter of 2002 compared to the same period in 2001 due to lower average levels of debt in 2002 as well as lower average interest rates in 2002. Other expense, net, increased by $109,000 in 2002, primarily as the result of a $100,000 provision for market value decline in the Company's aircraft.

Income before taxes (IBT) increased by $77,000 in the third quarter of 2002 compared to the same quarter last year. The closing of the Pryor, Oklahoma facility in 2001 eliminated a $262,000 loss at that facility in the third quarter of 2001. This savings was offset by a loss of $185,000 in 2002 from the Company's ongoing operations, primarily due to lower gross margins from reduced sales partially offset by lower selling, administrative expense and interest expenses as discussed above.

The provision for income taxes was 37 percent for the third quarter of 2002 before the impact of the tax benefit resulting from a carryback claim compared to 41 percent for the same period in 2001. In the third quarter of 2002, the provision rate was reduced by a $616,000 income tax refund due to carryback claims resulting from the Job Creation and Workers Assistance Act of 2002. The reduced provision rate in 2002 also reflects anticipated benefits due to utilization of state income tax loss carry forwards from prior years.

         Nine months ended September 30, 2002 and 2001

On a consolidated basis, the Company's net income for the nine month period ended September 30, 2002, was $2.9 million or $0.40 per diluted share, compared with a loss of $4.0 million, or $0.61 per diluted share, in the first nine months of 2001. This significant improvement in profitability for the first nine months of 2002 reflects: (i) the non-recurrence of a $4.1 million restructuring charge incurred in the first nine months of 2001 in closing the Pryor, Oklahoma facility; (ii) higher gross profit (despite lower sales); and (iii) reduced selling and administrative costs and lower interest expense, as discussed further below.

Net sales decreased by $24.8 million (14.3 percent) to $148.8 million for the first nine months of 2002 compared with $173.7 million for the same period in 2001. This included a 3.4 percent decrease in sales of specialty trailers and transporters. Motorcoach segment sales were down 24.6 percent with a $19.4 million reduction in sales from the Pryor, Oklahoma facility, which was closed during the first nine months of 2001. Sales of new motorcoaches were down 31 percent and sales of used coaches were down 15.5 percent compared to the same period in 2001. If the effect of Vogue sales is excluded, net consolidated sales decreased by 3.5 percent and motorcoach segment sales decreased 3.5 percent, which the Company believes is reflective of a sluggish economy.

Consolidated gross profit increased by $5.5 million to $21.3 million in the first nine months of 2002 from $15.8 million for the same period in 2001. As a percentage of sales, gross profit was 14.4 percent in the first nine months of 2002 compared to 9.1 percent for the same period in 2001. This improvement in gross profit reflects a $2.9 million increase as a result of the non-recurrence of the restructuring charge included in cost of sales in 2001 (which reduced the 2001 gross margin by 1.7 percentage points) as well as improved margins realized on sales in both the trailer and motorcoach segments. Trailer margins were 3.2 percentage points higher in the first nine months of 2002 due to lower material costs and improved labor and overhead utilization compared to 2001 when the Nashua plant closure reduced inefficiencies and resulted in other cost increases. Motorcoach gross profit margins improved slightly as higher margins realized on sales of used units, were offset by lower margins realized on new motorcoach sales as non-current models were sold at reduced prices and an accrual of $445,000 was made for estimated warranty costs on Vogue motorcoaches.

Selling and administrative expenses decreased in the first nine months of 2002 by $1.3 million, an 7.8 percent decrease from the same period in 2001. As a percentage of sales, these expenses increased to 10.6 percent in 2002 from 9.8 percent in 2001. Trailer segment expenses remained essentially unchanged while motorcoach segment expenses decreased by 20.6 percent due primarily to reduced marketing and administrative costs resulting from the closing the Pryor, Oklahoma facility in the first nine months of 2001. A restructuring charge of $1.2 million in 2001 included the estimated payroll, severance and other costs paid in connection with closing the Pryor, Oklahoma facility in 2001. No such charges were incurred in 2002. Corporate expenses remained unchanged as decreased aircraft expenses offset a $200,000 increase in management bonus accruals in 2002.

Interest expense decreased by $1.1 million in the first nine months of 2002 compared to the same period in 2001 due to lower average levels of debt in 2002 as well as lower average interest rates in 2002. Other income (expense), net, decreased by $165,000 as the result of financial advisory fees related to investigating strategic financing alternatives and reductions in other miscellaneous income items in 2002.

Income before taxes (IBT) for the nine month period increased by $8.9 million in 2002 compared to the same period last year. This improvement reflects an increase in trailer segment IBT of $2.5 million, a decrease in corporate net expense by $54,000 and an improvement of $6.3 million in motorcoach segment IBT for the reasons discussed above.

The provision for income taxes was 20 percent in 2002 compared to 25 percent in 2001. The reduced provision rate in 2002 reflects a $616,000 reduction for a $616,000 income tax refund as a result of the Job Creation and Worker Assistance Act of 2002 and anticipated benefits due to utilization of state income tax loss carry forwards from prior years. The 2001 provision rate reflects a reduction due to the anticipated benefit from the carry back of annual book losses to prior year's Federal income tax returns for a refund.


Liquidity and Capital Resources

The Company's liquidity is primarily measured by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank and with Deutsche. During the nine month period ended September 30, 2002, the Company's operating activities provided net cash of $4.8 million, after a decline of $3.3 million in the third quarter. This decline was primarily caused by an increase in trailer and motorcoach finished unit inventories during the quarter as the number of units completed exceeded sales during the third quarter. At September 30, 2002, the Company had approximately $4.8 million available to borrow on its credit lines compared to $8.2 million at June 30, 2002 and $4.6 million at December 31, 2001, a decline of $3.4 million since June 30, 2002 as borrowing increased to cover the operating cash flow deficit during the third quarter.

During the fourth quarter, the Company will have several significant payables and accruals which require payment, including: Trade Creditor Plan payables of $639,000, dealer holdback payments of $576,000, past due motorcoach shell payments of $1.4 million, insurance renewal deposits of $300,000, final payments of $500,000 on equipment on order, and estimated income tax deposits of $600,000. These payments, which total approximately $4.0 million are expected be funded by collection of the tax refund receivable of $616,000, estimated borrowings on the capital expenditure term note with U.S.Bank in amount of approximately $1.0 million, with the balance of about $2.4 million provided by cash flow from operations during the fourth quarter and availability on the existing credit lines. Management cannot provide assurance that these sources of funds will be adequate to allow the Company to meet all of these and other obligations on a timely basis.

On July 31, 2002 the Company amended and restated the credit agreements with its principal lenders and completed the sale/leaseback of its sales and service center in Sanford, Florida. Following is a summary of these new agreements:

         1. The Amended and Restated Loan Agreement (Agreement) with U.S. Bank is in an aggregate amount of $23.3 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60 day period requested by the Company until July 31, 2003. This Agreement is for a three-year period with annual interest accruing at prime plus
0.50 percent on outstanding balances. The proceeds from the $7.2 million term notes were used to repay $4.4 million of existing term notes with the balance of $2.8 million reducing borrowings on the revolving credit note. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note will be based on a 60 month amortization with the unpaid balance due on June 30, 2005. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of September 30, 2002, net availability on the revolving credit line was $7.9 million with about $5.7 million outstanding. The Agreement requires the Company to notify the Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to
1.0 as of the end of each fiscal quarter for the year to date period then ended, commencing with the fiscal quarter ended June 30, 2002; not to exceed a maximum consolidated total liabilities to consolidated tangible net worth ratio of 4.25 to 1.0 as of the last day of each quarter commencing with the quarter ended June 30, 2002; achieve a minimum consolidated EBITDA of $9 million during each fiscal year and not to exceed aggregate capital expenditures of $2 million in any fiscal year. The Company was in compliance with the amended covenant requirements as required for the quarter ended September 30, 2002.

         2. The Amended Wholesale Financing Agreement(Agreement) with Deutsche provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. This is a two-year agreement, which expires in July 2004, with interest on borrowings at prime rate or if the prime rate is less than 6.5 percent, then interest will be at prime rate plus 0.25 percent. Advances under the Agreement are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 360 days old from 90 percent to 70 percent and provides no financing on new or used coaches more than 720 days old or older than 10 model years. This could reduce future aggregate availability under this Agreement. At September 30, 2002, the Company had $6.4 million of used motorcoach inventory that would be ineligible for funding and $1.4 million of new inventory eligible only at a reduced rate after July 31, 2003. As of September 30, 2002, the aggregate availability under this Agreement was $25.0 million with $22.4 million outstanding. The Agreement requires compliance with the following financial covenants: maintain a minimum defined tangible net worth and subordinated debt of $13 million for the fiscal quarter ended June 30, 2002, $14 million for the quarters ended September 30 and December 31, 2002 and $15 million for each fiscal quarter ended March 31, 2003 and thereafter; not to exceed a maximum ratio of debt minus subordinated debt to tangible net worth and subordinated debt of 6.0 to 1.0 for the quarter ended June 30, 2002 and 5.0 to 1.0 for the quarter ended September 30, 2002 and each quarter ended thereafter; achieve a minimum ratio of defined current tangible assets to current liabilities of not less than 1.0 to 1.0 as of the end of the fiscal quarter ended June 30, 2002 and
1.2 to 1.0 as of the end of the fiscal quarter ended September 30, 2002 and for each quarter ended thereafter; achieve 80 percent of the Company's projected net income for each quarter of 2002 beginning June 30, 2002, and achieve monthly net income greater than zero. The Company was in compliance with these amended covenants for the quarter ended September 30, 2002.

         3. On June 28, 2002 the Company satisfied in full its $3.7 million mortgage with Wachovia Bank on the Company's Sanford, Florida sales and service center and terminated a related interest rate swap agreement with a payment of $149,000. These obligations were paid-off with a $3.8 million advance deposit made by GBNM Partnership in connection with their July 31, 2002 purchase of the sales and service center in Sanford, Florida for $5.0 million, with the balance of $1.2 million received on August 1, 2002. The Company entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this has been recorded as a sale/leaseback financing transaction.

The Company continues to make payments under a Trade Creditor Repayment Plan (the Plan) according to the schedule worked out with its trade creditors in November 2001. According to the payment option chosen by each creditor, the Company will repay $2.8 million in 2002, $2.3 million in 2003 and $2.2 million in 2004. Four quarterly installments under the Plan were paid in 2002 beginning on January 31, 2002 and every three months thereafter. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, they frequently require prepayments at the time of order or payment on delivery of the materials. A number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

The Company's liquidity is generally reflected by a number of key indicators. The Company's ratio of current assets to current liabilities was 1.13 to 1 at September 30, 2002, compared with a ratio of 1.02 to 1 at December 31, 2001. This ratio is expected to continue to improve as the financing arrangements described above have been completed and portions of the debt included in current liabilities in the accompanying consensed consolidated balance sheets are expected to be reclassified to long-term debt. This will occur when the Company has additional experience and success in maintaining profitable operations and demonstrating an ability to continue its compliance with its restrictive debt covenants for the remainder of 2002. The ratio of total debt to shareholders' equity decreased to 2.77 to 1 at September 30, 2002 from 3.62 to 1 at December 31, 2001. During the nine months ended September 30, 2002, total debt declined by almost $4.6 million.

The Company's liquidity and results of operations have improved during the nine months ended September 30, 2002. Many of the factors regarding financing that were uncertain at December 31, 2001 have been resolved and the uncertainty about the Company's ability to continue as a going concern have been somewhat reduced. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Following is a discussion of the principal components of the Company's cash flow for the nine month period ended September 30, 2002, as reflected in the unaudited condensed consolidated statements of cash flows:

Operating activities provided net cash of $4.8 million. The Company's net income of $2.9 million was increased by adjustments for depreciation and amortization of $1.5 million and decreased by other non-cash items in an aggregate net amount of $482,000. Net changes in receivables, inventories and other current assets provided cash of $5.8 million, including an income tax refund of $2.8 million received in the first quarter of 2002. Substantially all of the remainder of this change resulted from decreased inventories, in large part related to the motorcoach segment, where the number of units in inventory were reduced, with raw materials and work in process decreasing $900,000, new motorcoach inventory decreasing by $1.7 million and the used motorcoach inventory decreasing by $860,000. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $4.9 million. These changes include, among other items: a decrease of $3.3 million in trade accounts payable, and checks issued but not presented for payment increased by $1.2 million. Customer deposits decreased by $270,000 as deposits received on pending sales of trailers and motorcoaches in prior periods were applied to sales completed in the current period.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of September 30, 2002, approximately 82 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. For the nine months ended September 30, 2002, total units produced exceeded units sold by 2 units. While it is the Company's expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The Company's motorcoach shell manufacturer has financed a number of shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells for which payment is due at that time. At September 30, 2002, $7.4 million was owed to the shell manufacturer, including $1.4 million that is past due. The manufacturer has extended payment terms on all past due and other units until December 31, 2002.

The Company's investing activities for the nine months ended September 30, 2002 provided cash of $314,000, net of proceeds of $295,000 received from the sale of equipment and idle land during the period. The Company's capital expenditures for plant and equipment were $609,000 for the nine-month period ended September 30, 2002. On July 31, 2002 U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance the Company's planned capital expenditures on machinery and equipment in 2002. There were no borrowings against this term note at September 30, 2002; however, equipment in the amount of $819,000 is on order and is expected to be installed in the fourth quarter of 2002. Borrowing requests for 75 percent of the Company's total capital expenditures in 2002 will be submitted to the Bank in the fourth quarter of 2002; the Company expects to borrow approximately $1.0 million as a result of these requests.

The Company leases certain office and production facilities under various operating leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2002 will total $877,000. In addition, the Company accrued as a restructuring charge liability at December 31, 2001, $400,000 of estimated rent to be paid on the Pryor, Oklahoma facility in 2002 until it is subleased. In 2001, the Company decided not to lease a new sales and service center in North Carolina but as consideration for being released from this obligation, is paying an aggregate amount of $302,000 in monthly installments over a three year period beginning in March, 2002, to Clement Properties, an entity owned by certain of the majority shareholders of the Company.

As discussed above, the Company entered into an agreement with GBNM Partnership to lease the sales and service center facility in Sanford, Florida beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this was recorded as a sale/leaseback transaction.

The Company's financing activities in the nine months ended September 30, 2002 used net cash of $4.6 million, including $6.9 million for net reductions in line of credit borrowings, $3.8 million for the repayment of the Sanford facility mortgage, $5.7 million for refinanced real estate and equipment term notes and other long-term debt reductions and $2.0 million for Trade Creditor Repayment Plan payments. The reductions were financed by proceeds of $5.0 million from the sale/leaseback of the Sanford Sales and Service Center, $7.4 million primarily from refinancing real estate and equipment with U.S. Bank as described above and the $1.5 million in proceeds received from Bulk Resources, Inc., an unrelated private investor, in the form of a subordinated convertible note. This note is due January 2, 2003 or may be converted together with interest accrued thereon at the rate of 6.5 percent per annum into shares of the Company's common stock at $3.00 per share or the average closing price of the Company's common stock between April 30, 2002 and October 30, 2002. The option must be exercised by January 15, 2003. A detachable warrant for 150,000 shares of common stock at $2.00 per share was issued in conjunction with the convertible note, which must be exercised by January 31, 2007, and was assigned a fair value of $95,000 as discussed in Note 6 to condensed consolidated financial statements.

As discussed in Note 5 to the condensed consolidated unaudited financial statements, the Company is contingently liable under certain trailer dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite trailer dealers by financial institutions. The Company would be required to repurchase trailer inventory if the financial institution repossesses it and it is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $9.7 million at September 30, 2002. Also, the Company is partially self-insured for a portion of certain health benefit and workers' compensation insurance claims. For health claims there is an annual stop loss limit of $120,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate limit of $1.9 million. At September 30, 2002, $2.1 million was accrued for estimated unpaid claims. The Company has obtained irrevocable standby letters of credit in the amount of $2.4 million in favor of the workers' compensation claim administrators to guarantee payment of claims. The Company may be required to increase its letter of credit during the next policy year beginning in November 2002. This would reduced amounts available to borrow on it credit line with U.S. Bank.

Assuming continued improvement in the national economy and the sale of a substantial portion of the motorcoaches which will ineligible for financing by Deutsche after July 31, 2003, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2002 and beyond.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders' consent.


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

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when risks of ownership are transferred to the customer, which often is upon shipment or customer pick-up. Alternatively, a customer may be invoiced prior to shipment or customer pick-up if the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach and hold the trailer or motorcoach for a short period of time as is customary in the industry, until pick-up or delivery. Products are built to customer specification and no rights of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

Long-lived Assets: The Company assesses long-lived assets for impairment under SFAS Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." Under those rules, property and equipment, goodwill associated with assets acquired in purchase business combinations, and any other long-lived assets are included in the impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets many not be recoverable. In the fourth quarter of 2000, the Company determined that unamortized goodwill in the amount of $8.3 million associated with the acquisitions of Vogue in 1998 and Vantare in 1996 was impaired, and wrote it off. The write-off of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the goodwill associated with these businesses. Impairment reviews of the long-lived assets of certain business units in the trailer segment also resulted in the write-down of goodwill and other long-lived assets by $431,000 in 2001. These write-downs were based on projected cash flows that were not adequate to support goodwill associated with an acquired business and the reduction of the net book value of related land and buildings to an amount deemed realizable based on previous experience.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of this SFAS had no effect on 2002 operations because the Company has no unamortized goodwill or other intangibles.

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

In June 2002, the FASB approved Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company believes the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.


Forward-looking Information and Risks

Certain statements in this report, and in the Company's Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Forward-looking statements broadly involve our current expectations for future results. The words "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate'" and similar words and expressions are intended to identify forward-looking statements. Any statement that is not a historical fact, including statements involving estimates, projections, future trends and the outcome of future events are forward-looking statements. These statements speak only as of the date of this quarterly report, are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company's markets, fluctuations in the price of aluminum, competition, facilities utilization, the availability of additional capital as may be required to finance any future net liquidity deficiency, national economic trends and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

While consolidated sales levels for the first nine months of 2002 have declined compared to the same period last year, in large part due to the closure of the Vogue facility in the second quarter of 2001, they are consistent with the Company's sales plan for 2002. The order backlog for trailers of $13.8 million at September 30 2002 compared with $12.1 million at September 30, 2001 and $12.8 million at December 31, 2001. The motorcoach backlog was $6.1 million at September 30, 2002 compared with $2.0 million at September 30, 2001 and $3.1 million at December 31, 2001. The number of new motorcoach units held in inventory has decreased since December 31. The Company is encouraged by its improved profitability in 2002, despite reduced revenue from a sluggish economy. The Company will continue its aggressive measures to promote sales and manage costs. Management expects that sales will continue to increase as national economic business conditions improve and expects gross margins will remain at current levels or improve slightly. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed 2001 sales volume.

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

The Company's future operating results are subject to a number of risks, including the following:

1. The Company has made increased use of leverage and incurred greater interest and related expenses in two of the three years ended December 31, 2001. Increased debt was incurred in connection with financing operations and facilities expansions at the Motorcoach Division as well as financing its increased working capital requirements through the year ended December 31, 2000. In 2001 and through September 30, 2002, debt reductions have been made and interest costs reduced as a result of decreases in Motorcoach Division inventories. As described above, the Company has signed long-term agreements with its lenders with new financial covenants, which the Company is in compliance with as of September 30, 2002. The Company believes it will achieve the requirements of these covenants in the future. However, if the Company is unable to obtain waivers of future covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company's business will be harmed.

2. There is a risk related to losing a major supplier of aluminum. In the past this risk has been relatively nominal as there have been alternate sources of supply. In recent years, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company operations would be harmed.

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

6. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In 2001 and 2000, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by $3.0 million and $1.7 million, respectively, in order to facilitate their sale. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company's future operating results. Advances under the Company's financing agreement with Duestche are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 360 days old from 90 percent to 70 percent and provides no financing on new or used coaches more than 720 old or older than 10 model years. This could reduce future aggregate availability under this agreement.

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

8. In August 2001, the Company transferred to The Nasdaq Smallcap Market because its common stock had failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market. In 2001, Nasdaq expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the "going concern" opinion expressed in the Report of Independent Accountants on the Company's December 31, 2001 and 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company's common stock may be delisted from Nasdaq. In such an event, the market for the Company's common stock may become more illiquid, and you may have a more difficult time selling the Company's common stock.

9. As discussed in Note 3 to condensed consolidated financial statements, the Company shut down its Pryor, Oklahoma manufacturing facility. It has accrued the estimated rental and other costs of holding this facility through December 31, 2002. In the event the facility cannot be subleased or other uses found for the facility by December 31, 21002, the Company may be required to continue to accrue additional costs related to this facility until it is subleased. This could have an adverse impact on the Company's future operating results and liquidity.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2001, as reported to the Company by its suppliers was $0.69 in 2001, $0.75 in 2000, and $0.66 in 1999. The Company's cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 98 percent of its anticipated requirements for 2002 and 55 percent for 2003, which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in the years beyond 2002, this could have an adverse impact on the Company's operating results if the cost of aluminum increases significantly above levels in 2002.

The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company's debt bears interest at a variable rate. The Company managed interest rate risk on one of its term loans through the use of an interest rate swap. This swap was terminated on June 28, 2002 in connection with the payment in full of the related loan. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $200,000 at based upon the Company's debt levels as of September 30, 2002.


Item 4.  Control Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date (the " Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits.  See Exhibit Index.

         (b) Form 8-K. On August 2, 2002, the Registrant filed a Form 8-K to report a change in the Registrant's certifying accountant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      FEATHERLITE, INC.
                                                         (Registrant)


Date:  November 14, 2002                                 /S/ CONRAD D. CLEMENT
                                                         -----------------------
                                                         Conrad D. Clement
                                                         President & CEO



Date:  November 14, 2002                                 /S/ JEFFERY A. MASON
                                                         -----------------------
                                                         Jeffery A. Mason
                                                         Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Conrad D. Clement, hereby certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Featherlite, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14,2002                              /s/ Conrad D. Clement
                                                     Chief Executive Officer

     CERTIFICATION PURSUAN TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey A. Mason, hereby certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Featherlite, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                             /s/ Jeffrey A. Mason
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                        Quarter ended September 30, 2002

Exhibit No.                                      Description

--------------------------------------------------------------------------------
99.1         Certification of Chief Executive Officer pursuant to
             18 U.S.C. Section 1350.
--------------------------------------------------------------------------------
99.2         Certification of Chief Financial Officer pursuant to
             18 U.S.C. Section 1350.
--------------------------------------------------------------------------------