Form 10-K
period 2002-12-31
FEATHERLITE INC
filed 2003-04-15
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File No.: 0-24804

FEATHERLITE, INC.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1621676
(State of Incorporation)	(IRS Employer Identification Number)

Highways 63 and 9

Cresco, Iowa 52136

(563) 547-6000

(Address of principal executive offices;

Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 31, 2003, was $4,891,000 (based on the last sale price of the registrant’s Common Stock on such date).

Number of shares of Common Stock, no par value, outstanding at March 31, 2003: 6,535,104.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy statement for 2003 Annual Meeting are incorporated by reference into Part III.

FEATHERLITE, INC.

FORM 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Featherlite, Inc. is a Minnesota corporation formed in 1988 to acquire the assets of a non-affiliated business that had manufactured trailers since the early 1970s under the FEATHERLITE® brand name. Our principal operations have historically involved designing, manufacturing and marketing over 400 models of both custom-made and standard model specialty aluminum and steel trailers. We market our trailers primarily through a network of over 240 full-line dealers located in the United States and Canada. The Company markets its trailers primarily under the FEATHERLITE® brand name.

In 1996, the Company also began designing, manufacturing and marketing custom luxury motorcoaches primarily through the acquisition of the assets of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. Entry into the luxury motorcoach market was consistent with Featherlite’s long-term growth and product diversification strategy. Our motorcoaches are marketed under the trade names “Featherlite Vantare® and Featherlite Luxury Coaches®. Production of the Featherlite Vogue® model was discontinued in 2001, although new models still in inventory are continuing to be sold under this trade name.

FEATHERLITE® trailers are made of aluminum, which differentiates the Company from most of its competitors that primarily make steel trailers. Aluminum trailers are generally believed to be superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company’s focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL® series and DIAMOND D® brands in order to provide dealers and customers with a high quality, but less expensive, alternative to our aluminum trailers.

Management believes that growth in the demand for the Company’s trailers has from time to time historically coincided with an overall market expansion for trailers generally, particularly in uses related to entertainment and leisure. Demand for the Company’s trailers has been significantly driven by the lifestyles, hobbies and events that are important to Featherlite’s target customers. In particular, growth in independent product and service markets that also could use or require a high quality specialty trailer has created increased demand for the Company’s trailers as the Company seeks to design and develop trailers that address the needs of customers in niche markets. Those categories and uses include pickup trucks, sport utility vehicles, all-terrain-vehicles, and snowmobiles; auto races, classic car shows and motorcycle rallies; hobby farming and raising and showing horses; art and craft fairs and expositions; and vending trailers for selling crafts, food and other concessions, such as T-shirts, souvenirs, apparel or novelty items. Examples of other users of the Company’s trailers include lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable. The Company’s mobile marketing transporter trailers serve a wide variety of sales and marketing needs for Fortune 500 companies, as well as medical, larger non-profit and governmental clients and event and sports promotions. The Company has also provided command center and hazardous materials trailers to a number of fire and law enforcement departments.

The target market for the Company’s motorcoaches is typically affluent business owners, retirees, professionals and those in the entertainment and sports industries. The number of affluent retirees and business owners who represent the target market for luxury motorcoaches produced by Featherlite is also continuing to grow as the “baby boomer” generation ages. The Company is also developing a motorcoach to be used for command and control purposes by fire and law enforcement teams in cities and states throughout the nation.

The Company is cautious concerning sales in 2003. The softening of sales in relation to plan in the third and fourth quarters of 2002 has continued into the early months of 2003, particularly in the trailer segment, as the stationary economy and consumer uncertainty continues. In the first three months of 2003, the new order backlog for trailers increased by 40% whereas in 2002 the backlog had increased by 45% in the same period. In the first three months of 2003, the motorcoach backlog has declined about 18% while in the same period in 2002 it declined about 7%. While the Company does not know how long the current order trend will last, it will continue its aggressive measures to promote sales and manage costs. Management believes Featherlite is positioned to continue as a leader in the leisure, recreation and entertainment categories, including motorsports.

The Company continually monitors the market for opportunities to leverage the FEATHERLITE® brand name and its expertise. Featherlite pioneered the introduction of standard model aluminum horse and livestock trailers, which traditionally had been custom made. It has also responded to the increasing demand for customizing the interiors of trailers and motorcoaches, a capability which helps distinguish the Company from its competition. Typical interiors range from a simple interior, such as a dressing room, closet and mirror in the nose of a horse trailer, to upscale interiors such as upholstered seating and sleeping areas, kitchens, bathrooms and modern electronics, including fax machines, cellular phones and satellite dishes, in race car transporters and luxury custom motorcoaches. In addition, Featherlite refines the products it already offers by introducing new features to satisfy the increasing demands of its customers. In 2002, almost 60 new models or existing model changes were introduced.

The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events which are visible to its customers. These sponsorships include Featherlite’s designation as the “Official Trailer” of NASCAR, Champ Car, Indy Racing League (IRL), American Speed Association (ASA), World of Outlaws (W.O.O.), CASCAR, Grand Am Road Racing, INEX & 600 Racing, Sports Car, Super Chevy Show, the Indianapolis Motor Speedway and Speedway Motor Corporation race tracks. Featherlite is a major sponsor of the National Hot Rod Association (NHRA). Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour. Featherlite has an association with the Ohio All American Quarter Horse Congress, the National Western Livestock Show, Appaloosa Horse Club, United States Team Roping Competition, the National High School Rodeo Association, the Professional Women’s Rodeo Association, and the World’s Toughest Rodeo. The Company’s luxury motorcoach is the “Official Coach” of NASCAR, NHRA, IRL, Grand Am Road Racing and Sports Car and is a sponsor of the World Bullsfish Series. In 2001, the Company began a three-year agreement with NBC and TNT networks to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. In 2002, a similar agreement was reached with FOX Sports Network and with MRN (Motor Racing Network).

The Reports of Independent Public Accountants accompanying the Company’s consolidated statements as of December 31, 2002 and 2001 and the years then ended state the Company is unable to ascertain whether it will have sufficient liquidity available under existing credit lines to fund operations or whether the Company will meet various covenant requirements contained in its financing agreements as discussed in Notes 2 and 9 to the consolidated financial statements. The Report of

Independent Auditors states these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Motorcoach Industry

Motorcoaches are the most luxurious of all recreational vehicles. They represent a unique market niche, with selling prices ranging from $800,000 to $1,000,000 or more. These motorcoaches are primarily converted from a bus shell that is purchased and completed to provide an interior area designed to the customer’s specifications. The target market for these motorcoaches is typically affluent business owners, retirees, professionals and those in the entertainment and sports industries. The Company believes that there are presently seven or more companies in this industry.

Products and Services

The Company’s primary business activity is the manufacture and sale of specialty aluminum trailers and motorcoaches under the FEATHERLITE® brand name. In addition, the Company manufactures and sells combination steel and aluminum trailers under its FEATHERLITE-STL® series and DIAMOND D® brand names, sells replacement and specialty parts, and coordinates delivery of completed trailers to customers. In 1996, the Company also began manufacturing and marketing custom motorcoaches under the name “VANTARE BY FEATHERLITE®”. In 1998, the FEATHERLITE VOGUE® brand of motorcoaches was added when the Company purchased the assets of Mitchell Motorcoach Sales, Inc. In 2001, the Company discontinued this brand, and closed the manufacturing facility in Pryor, Oklahoma. The Company’s motorcoaches are now marketed under the trade names FEATHERLITE VANTARE® and FEATHERLITE LUXURY COACHES®. The FEATHERLITE VOGUE® brand is continuing to be marketed until existing new models in inventory are sold, which the Company believes will occur in 2003. Rework and warranty services are also provided for Company-built trailers and motorcoaches at the Company’s facilities and dealer locations. For 2002, approximately 94% of the Company’s revenues were derived from trailer and motorcoach sales.

The following data illustrate the percentage of the Company’s net sales in 2000, 2001 and 2002 (dollars in thousands):

	Years ended December 31,
	2000		2001		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Trailers	$121,376	50.1	$97,348	45.7	$96,661	50.1

Motorcoaches	108,866	44.9	103,911	48.9	84,743	43.8

Other	12,244	5.0	11,527	5.4	11,762	6.1

Net sales	$242,486	100.0	$212,786	100.0	$193,166	100.0

Trailers

The Company believes it is unique among trailer manufacturers because of the many types of trailers it manufactures and markets. The Company’s FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company’s primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters, including mobile marketing, mobile office, mobile classroom, vending and command centers. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE® brand trailers, which are “all aluminum” with the exception of steel axle and hitch parts, enjoy a premier image in the industry. Sales of FEATHERLITE® brand trailers currently represent approximately 92% of the Company’s total trailer sales. FEATHERLITE-STL® series and DIAMOND D® brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® trailers are built as standard models or to customer order from selected options. Depending on the model, the Company’s trailers generally include name brand tires, reflectors and exterior running and license plate lights, sealed and enclosed wires, and safety chains and breakaway switches. Popular options to standard designs include paint schemes, logos, lettering and graphics, winches and generators, viewing platforms, workbenches and cabinets, vents and other airflow designs, roll-up doors, access and side doors and windows, aluminum wheels and hubcaps, and hydraulic or air brakes.

Trailer design traditionally has been utilitarian. In recent years, however, the demand for trailers with special amenities and custom designed features has increased dramatically. For that reason, the Company’s Interiors Division offers options ranging from simple shelves, cupboards, lockers and dressing rooms to complete living quarters, including upholstered furniture, electronics, wood or laminated Formica finishes, air conditioning, refrigerators, dinettes and bath packages. The Company stresses its ability and willingness to build trailers “from the ground up” with unique, even luxurious, custom designed features and amenities tailored to customer specifications. This distinguishes the Company from many other trailer manufacturers.

In addition to custom designed trailers, the Company manufactures standard model trailers for inventory, which are available for immediate delivery to dealers. In an industry consisting primarily of manufacturers who custom build trailers, the Company’s introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 60% of the Company’s total trailer sales. The Company’s dealer network has enthusiastically endorsed and supported the standard model concept.

Retail prices for the Company’s aluminum model trailers range from approximately $1,200 for the least expensive utility trailer to over $300,000 for a custom built race car transporter and hospitality trailer. Specialty custom transporters with slide-outs may sell for as much as $900,000. Representative FEATHERLITE® aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer.

Motorcoaches

The Company offers different motorcoach conversion body styles based on the XL and the H models made by a single bus shell manufacturer (Prevost Car Company). Even though the “H” body style is much taller and the layout is considerably different than a typical XL motorcoach, it has become the model most requested by customers. The Company offers a “slide-out” model that expands the livable space within the motorcoach. The Company has also offered a high quality Class A series motorcoach, a living unit entirely constructed by Featherlite from the ground up on a specially designed motor vehicle chassis, under the Featherlite Vogue® brand. In 2001, the Company discontinued manufacturing the Featherlite Vogue® brand, including the Vogue 6000 model that was introduced in 2000, and adopted a plan to shut-down its Pryor, Oklahoma manufacturing facility. The Company’s motorcoaches are now marketed under the trade names FEATHERLITE VANTARE® and FEATHERLITE LUXURY COACHES®

The Company’s goal is to produce the best performing and most reliable motorcoach while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the good features and quality often present in luxury yachts that were previously developed by Vantare International, Inc. when it was in the business of building yachts.

The Company builds a number of luxury motorcoaches on a speculative basis (87 percent of work in process at December 31, 2002). While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed or shortly thereafter at retail prices ranging from $800,000 to $1,000,000 or more, there is no assurance this will occur. There is a risk that certain of the motorcoaches built on a speculative basis may not be sold on a timely basis or at normal profit margins. This may require additional working capital investment and cause the Company to incur additional interest and inventory carrying costs, which would have an adverse impact on operating results and liquidity.

The Company also sells used motorcoaches that are taken as trade-ins from customers on sales of new motorcoaches as well as other used coach sales. There is a risk that the market value of these trade-ins will be reduced before they are resold and adversely impact the Company’s operating results. In the year 2002, the Company recorded motorcoach inventory write-downs of $632,000, primarily related to used motorcoaches.

Repair services for motorcoaches of customers and others are provided at the Vantare facility in Sanford, Florida, as well as at a Company service centers in Mocksville, North Carolina and Cresco, Iowa.

In 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC has the option to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period at market prices. ULC is a related party controlled by Nevada Coach Partners, LLP, an entity with a majority interest owned by Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of Featherlite. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite will also enter into agreements with ULC to lease it office space and to provide service on the ULC motorcoaches

Other Business Activities

In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and motorcoach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee and in 2002 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose.

The Company is a licensed aircraft dealer and believes that dealing in used aircraft is complementary to its principal business. Featherlite Aviation Company, a wholly owned subsidiary of the Company, conducts such aircraft dealer activities. Featherlite Aviation Company held for resale one used aircraft at December 31, 2002. The purchase, sale, use and operation of aircraft and the volatility in the sales volume and value of aircraft create risks to the Company and its operating results. In 2002, the Company recorded a $160,000 write-down in the carrying value of the aircraft to reflect a decline in its value during the year. Gains or losses on aircraft sales and valuation are included in the “Other income” caption in the Company’s Consolidated Statements of Operations.

The Company’s other business activities, excluding aircraft, in the aggregate, accounted for approximately 5.0%, 5.4% and 6.1% of the Company’s net sales for 2000, 2001 and 2002, respectively. These activities are included as part of the trailer and motorcoach segments in Note 15 to the Company’s Consolidated Financial Statements.

In 2003, the Company entered into an operating agreement with Benbow Chemical Packaging, Inc.(Benbow) to form Featherlite Chemicals, LLC, a New Jersey limited liability corporation (FCC). Featherlite will own a 51 percent interest in FCC with the remaining ownership held by Benbow. The purpose of FCC will be to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name.

Marketing and Sales

Trailers

The Company markets its trailers primarily through a network of over 240 full-line and limited-line dealers located in the United States and Canada. The Company also sells trailers directly at its sales and service center in Sanford, Florida. Dealers typically handle only a portion of the entire FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® product lines and may sell other steel trailer brands. Featherlite dealers are prohibited by their agreements with the Company from selling other brands of aluminum trailers. No single dealer represents more than 10% of the Company’s net sales. The Company’s top 50 dealers accounted for approximately 50% of the Company’s net trailer sales for 2000, 2001 and 2002. For these periods, 76% or more of the Company’s trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily specialty mobile marketing trailers and race car transporters. For these periods, the dealer network sold approximately 97% of the number of units sold.

Dealers and distributors sell FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® products under contractual arrangements with the Company, which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers and distributors may be terminated. Such laws have not materially adversely affected the Company to date. Changes in dealers and distributors take place from time to time. The Company believes that a sufficient number of prospective dealers exists across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to increase substantially its number of dealers over the next several years in underserved markets.

The Company employs territory managers to assist in the marketing and sales process. These managers assist the Company’s dealers in coordinating the selection of custom options by customers and the production of orders. They also participate with the dealers at trade shows, fairs, rodeos, races and other events to promote the FEATHERLITE® brand. Factory representatives also actively seek out potential new dealers and provide sales and product training to dealers and their staff.

Motorcoaches

Substantially all motorcoaches are sold directly by Company personnel to end user customers. In 1999, the Company established an exclusive relationship with a dealer in seven Western states for sale of the FEATHERLITE VOGUE® 5000 line of luxury motorcoaches. This dealer relationship was terminated in June 2000. In September 1999 the Company opened a new sales and service center in Sanford, Florida and in May 2001 the Company opened a sales facility in Coburg, Oregon, supporting the FEATHERLITE LUXURY COACHES® product line. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARE® motorcoaches and to lesser extent, FEATHERLITE VOGUE® motorcoaches until all remaining new units are sold.

Financing

A substantial portion of the Company’s sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with Bank of America (formerly Nations Credit Commercial Corporation), Deutsche Financial Services Corporation (Deutsche), Bombardier Capital, Textron Financial Corporation and TransAmerica Commercial Finance Corp. to provide floor plan financing for its trailer dealers. Under these floor plan arrangements, the Company may be required to repurchase trailers repossessed from a Featherlite trailer dealer by these financial institutions, for the remaining unpaid balance, including finance charges plus costs and expenses if the trailers are in salable condition. At December 31, 2002, the Company is contingently liable for $10.1 million under these repurchase arrangements. Although the Company has not been required to make any significant payments or repurchases to date from its trailer dealers (approximately $80,000 in 2000, $235,000 in 2001 and $273,000 in 2002), there can be no assurance that such obligations will not, in the future, adversely impact the Company. The Company has a wholesale floor plan agreement with Deutsche to finance a portion of the new and used motorcoaches held in inventory. In 2000, the Company was required to repurchase motorcoaches for $2.2 million from a financial institution when its sole motorcoach dealer defaulted on its financing agreement. There are no other repurchase agreements for wholesale financing of motorcoaches with dealers at December 31, 2002.

Featherlite Credit Corporation, a corporation owned by certain of the Company’s officers and directors, provides retail financing to end user customers of the Company’s dealers through financing companies such as Conseco Finance, Inc., Tatonka Credit Corporation and Deutsche. Featherlite Credit also provides lease financing for trailers and motorcoaches, which is funded by a line of credit from U.S. Bank National Association. The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on these retail financing arrangements.

Promotions

The Company’s marketing is designed to advance consumer awareness of the Featherlite brand and position it so that the unique strengths and benefits of Featherlite products are clearly known. Furthermore, the Company’s national advertising campaigns are designed to motivate customers into action: to call a toll-free number for free product information and the location of their nearest Featherlite dealers and/or visit the Company’s website for more comprehensive description of product features and benefits. Market intelligence is gathered which assists the Company craft its message and reach the most productive target constituencies. Benefit and demographic segmentation are utilized to more accurately target specific groupings of people within each product cluster. Quarter Horse Journal, Western Horseman, Horse & Rider, Thoroughbred Times and Horse Illustrated are some of the various publications utilized to reach a diverse customer base in the horse market. Similar selected groupings of publications are utilized to target the Company’s various markets: automotive, livestock/farm, recreational and utility, and mobile marketing. Over 100 publications in various product segments are advertising vehicles for the Company. In addition, the Company utilizes television advertising, primarily on racing programs carried on major broadcast and cable networks. The Company also sponsors a nationally syndicated radio program, which is broadcast over nearly 100 stations in 30 states targeting the equine markets. Featherlite video is supplied to large arenas for use on sponsor jumbotrons and electronic message boards.

The Company produces approximately 30 different brochures; catalogues and flyers that support direct mail initiatives and help satisfy consumer inquiries, as well as the premier web site www.fthr.com.

The Company also promotes its motorcoach segment directly in user group publications such as Family Motorcoaching magazine and RV Trader, which can target specific high potential markets for new and pre-owned motorcoaches. In addition, the Company places classified and display advertising into high sales-potential periods in the Wall Street Journal and selected regional metropolitan newspapers near the Company’s sales centers. Outdoor advertising is also used along high-traffic interstate corridors. In addition, the Company participates in the Family Motor Coach Association rallies twice each year, the Tampa RV Show and numerous other shows and rallies. The Company’s motorcoach products are also represented at motorsports events where other Featherlite products are promoted and where Featherlite already has a customer base. The Company also sponsors the Featherlite VIP Club and recently introduced the Featherlite VIP Bikers’ Club. These lifestyle clubs are an excellent marketing platform to introduce people around America to new coach and trailer products.

The Company’s public and media relations focus actively pursues regional and national media coverage of the uniqueness of the Company as well as its new product introductions. In 2001, the Company began a three-year agreement with NBC and TNT networks to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. In 2002, a similar agreement was reached with FOX Sports Network. In 2002 a contract was finalized with MRN (Motor Racing Network) to air Featherlite commercial announcements nationally through 2006.

An example of the Company’s specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the “Official Trailer” of NASCAR, Champ Car, Indy Racing League (IRL), American Speed Association (ASA), World of Outlaws (W.O.O.), CASCAR, Grand Am Road Racing, INEX & 600 Racing, Sports Car, Super Chevy Show, the Indianapolis Motor Speedway and Speedway Motor Corporation’s racetracks. Featherlite is a major sponsor of the National Hot Rod Association (NHRA) and is the “Official Coach” of NASCAR, IRL, Grand Am Road Racing and Sports Car. Featherlite Luxury Coaches is also a sponsor of the World Billfish Series.

Featherlite is the title sponsor of the NASCAR Featherlite Southwest Tour and the NASCAR Featherlite Modified Tour. The 2002 NASCAR Featherlite Southwest Tour was comprised of 14 events in various cities in Arizona, California and Colorado. The NASCAR Featherlite Modified Tour schedule featured 19 races primarily in the northeastern United States. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, IndyCar, nostalgic, sprint car, off road, motorcycle and motocross.

In addition to the racing industry, the Company sponsors or is associated with the All American Quarter Horse Congress, United States Team Roping Championship, Appaloosa Horse Club, National High School Rodeo Association, World’s Toughest Rodeo, Professional Women’s Rodeo Association, and the National Western Livestock Show, as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company’s dealers attend over 1,000 such events each year staffing display and sales booths and meeting with the public.

Competition

Specialty Trailers

The specialty trailer industry is highly competitive, especially with respect to the most commonly sold models, such as standard model gooseneck and bumper pull horse trailers. Competition is based upon a number of factors, including brand name recognition, quality, price, reliability, product design features, breadth of product line, warranty and service. The Company believes it competes favorably with its competitors with respect to each of these factors. The primary competition to FEATHERLITE® aluminum trailers is steel trailers, which typically sell for approximately 30% to 40% less but are subject to rust and corrosion and are heavier. There are no significant technological or manufacturing barriers to entry into the production of steel trailers and only moderate barriers to the production of aluminum trailers. Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company’s competitors and potential competitors are more established in segments of the Company’s business. The Company’s principal competitors, all of which are located domestically, include the following:

Trailer Types	Principal Competitors’ Brands
Horse and Livestock	4 Star, Barrett, Sooner, Wilson, Sundowner, Kiefer Built, W-W, Exiss

Utility	Wells Cargo, PACE, Haulmark, US Cargo, Cargo Mate

Car Trailers and Race Car Transporters	HighTech, Competition, Wells Cargo, Haulmark, PACE, Goldrush, Champion, Ultra Comp

Motorcoaches

The motorcoach industry is highly competitive, particularly in XL and high-end Class A models, with seven or more manufacturers. Featherlite is the dominant producer of H model bus conversion motorcoaches. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The Company believes it competes favorably with its competitors with respect to each of these factors. The brand names of the Company’s principal competitors in this industry, all of which are located domestically, include, among others: Marathon, Liberty, Royale and Angola.

Manufacturing

Trailers

The Company manufactures substantially all of its trailers at plants located in Cresco, and Shenandoah, Iowa. In April 2001, the Company closed its Nashua, Iowa trailer production facility and is consolidating some or all of this production into the Cresco, Iowa facility. Approximately 110 employees were either terminated or reassigned elsewhere in the Company.

In November 2002, Featherlite ended an agreement with one independent company to manufacture certain trailers. Under the agreement, the Company supplied specifications to the manufacturer. The manufacturer, which was prohibited from manufacturing trailers for any other entities without Featherlite’s consent, purchased the materials and provided labor and overhead expenses to manufacture the trailers for contractually agreed upon prices. Such trailers constituted less than 1% of net trailer sales for 2002.

Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources. Prices of aluminum, the principal commodity used in the Company’s business, fluctuate daily in the open market. As discussed below, the Company has obtained fixed price contracts from suppliers to reduce the risk related to fluctuations in the cost of aluminum for 2003 for approximately 80% of its anticipated aluminum requirements. There is a risk to future operating results if the Company is unable to obtain fixed contracts to reduce the effect of fluctuations in the price of aluminum for the remainder of its 2003 requirements.

The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including: Alcoa Extrusions, Inc., and Indalex, Inc. and the majority of its sheet metal from two large suppliers, Integris Metals, Inc. and Aluminum Line Products Co. The identity of particular suppliers and the quantities purchased from each varies from period to period. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. The Company has contracts with certain of the above suppliers to fill about 80 percent of its projected needs for aluminum in 2003. In the event that one or more of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company’s production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. Increases in the prices of aluminum and other supplies may adversely affect margins on the Company’s products.

In addition to obtaining long-term contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would “lock in” the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company’s actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company’s product. The Company has no such contracts at December 31, 2002.

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

The Company purchases its motorcoach shells from one manufacturer, Prevost Car Company, Inc. of Sainte-Claire, Quebec, Canada, although the Company could purchase certain shells from other manufacturers. The Company does not have any long or short-term manufacturing contracts with Prevost. However, the Company provides Prevost with its estimated yearly motorcoach requirements. Once Prevost releases an order to production, Prevost becomes obligated to fill the order and the Company becomes obligated to take delivery of the order. In the event Prevost was unable to deliver motorcoach shells to the Company, the Company’s revenues and profits could be materially and adversely affected.

Backlog

At December 31, 2002 the Company had unfilled confirmed orders from its customers in the amount of approximately $16.1 million, including $5.6 million in motorcoach orders, compared with $15.8 million, including $3.1 million in motorcoaches, at December 31, 2001. At March 31, 2003, the Company had unfilled orders from its customers in the amount of approximately $19.4 million, including $4.6 million in motorcoach orders, compared with $21.4 at March 31, 2002, including $2.9 million of motorcoach orders. All orders in backlog at December 31, 2002 and March 31, 2003, are expected to be filled during 2003.

Quality Assurance

The Company monitors quality at various points of the manufacturing process. Due to the variety of custom products that the Company builds, employee skill training and individual responsibility for workmanship are emphasized. Inventory specialists assess the overall quality, physical dimensions, and imperfections or damage to the raw materials. Extruded and sheet aluminum, which is outside of specified tolerances, is rejected and replaced by the vendor. Line foremen train and monitor work cells of employees. Quality control inspectors inspect trailers and motorcoaches for quality of workmanship, material quality and conformity of options to order specifications.

Government and Industry Regulation

The Company and its products are subject to various foreign, federal, state and local laws, rules and regulations. The Company builds its trailers and motorcoaches to standards of the federal Department of Transportation. The Company is a member of the National Association of Trailer Manufacturers (“NATM”) and manufactures its trailers to NATM standards. The Company is also governed by regulations relating to employee safety and working conditions and other activities. A change in any such laws, rules, regulations or standards, or a mandated federal recall by the National Highway Transportation Safety Board, could have a material adverse effect on the Company.

In 2002, the National Highway Traffic Safety Administration (NHTSA), enacted a new reporting requirement referred to as the Tread Act. This act requires certain transportation manufacturers, including the Company, to provide detailed reporting of various repairs performed on products produced by transportation manufacturers. The Company expects to meet the new requirements during the 2003 fiscal year.

Patents and Trademarks

The Company has registered FEATHERLITE® as a trademark for use in conjunction with trailers in the United States, Canada and Germany. It has also registered this trademark for a variety of promotional items. In general, such registrations are effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL® series. In October 1995, the Company acquired the rights to the DIAMOND D® trademark and has registered it as a trademark in the United States and has a trademark application pending in Canada. In 1993, the Company purchased the rights to two design patents, which expired in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has obtained certain trailer design and utility patents relating to racecar transporters, snowmobile trailers and horse trailers. The Company considers these patents, which have expiration dates ranging from 2011 to 2014, to be important to the trailer business.

The Company has a United States registered trademark for VANTARE BY FEATHERLITE® for use in conjunction with motorcoaches and yachts in the United States and FEATHERLITE VOGUE®, “FEATHERLITE VANTARE®”, and “FEATHERLITE LUXURY COACHES®” for motorcoaches in the United States.

Warranty

The Company warrants the workmanship and materials of certain parts of the main frame of its aluminum trailers under a limited warranty for a period of six years and such parts of certain other Company trailers as well as other products manufactured by the Company for periods of one to four years. The limited warranty does not include normal wear items, such as brakes, bearings and tires. The Company’s warranty obligations are expressly limited to repairs and replacement of parts. Historically, there have been no recalls of the Company’s trailers for replacement of major components or parts and the expense of warranty claims for repairs or replacement of parts has been less than 1% of the Company’s net sales.

The Company warrants for one year the workmanship and materials related to certain parts of its motorcoaches. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturer of the shell, transmission and engine generally is for two years. In August 2000, the Company began offering a limited warranty on certain specified components of the FEATHERLITE VANTARE® motorcoach for 36 months.

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

Employees

As of December 31, 2002, the Company had 1,160 employees, of whom 1,112 are full-time and 48 are part-time as follows: Production and production support—975, Sales and Marketing—102, and Administration—83.

The Company is not a party to any collective bargaining agreements and believes that it has good working relationships with its employees.

The Company’s success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer. The loss of Mr. Clement’s services could have a material adverse effect on the Company’s business and development. There can be no assurance that an adequate replacement could be found for Mr. Clement in the event of his departure. The Company carries a $10 million term life insurance policy on Mr. Clement.

The Company has three agreements with two Iowa community colleges which provided the Company approximately $870,000 for job training purposes over a period from 1992 to 1999. The amounts are to be repaid, together with interest, over a ten year period from state withholding taxes on employees at the Company’s Iowa facilities. Two of these agreements in an aggregate amount of $620,000 are complete and have been repaid in full. The remaining agreement began in 1998 and is partially repaid. The Company may be required to provide funds for the repayment of this training credit if sufficient withholding and unused training funds are not available.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders.

Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words or expressions. Any statement that is not based upon historical facts should be considered forward-looking in nature. The Company’s forward-looking statements generally relate to its financial results, growth strategy, sales levels, competitive strengths, product development, market trends, financing availability, cost structure, manufacturing processes, dealer financial solvency, and the impact of general economic conditions on industry trends. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite’s actual results and could cause Featherlite’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite:

•	Availability of increased levels of financing and cash from operations necessary to improve the company’s net liquidity deficiency, which has raised substantial doubt about the Company’s ability to continue as a going concern.

•	Inability to achieve restrictive covenants of financing agreements and obtain waivers from lenders for violations; inability to obtain additional financing to fund liquidity shortfalls.

•	A moderating growth rate or decline in the overall demand or in specific market segment demand, in the US and to some extent Canada, for existing models of aluminum or steel specialty trailers and motorcoaches manufactured by Featherlite and in acceptance by the market of new trailer models and luxury motorcoaches introduced by Featherlite; and general or specific economic conditions, pricing, purchasing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect their supply or end user demand for Featherlite products.

•	Increased competition from competitors and potential competitors which have greater financial and other resources than Featherlite; and competitors that are better established in segments of Featherlite’s business.

•	Fluctuation in aluminum prices; inability of a major supplier of aluminum extrusion or sheets utilized by Featherlite to deliver raw materials on a timely basis.

•	Inability of graphics/paint subcontractor to complete custom specified paint and graphic designs delaying delivery of specialty trailers.

•	Inability of motorcoach shell manufacturer to deliver shells on a timely basis; inability to sell motorcoaches made on a speculative basis at normal profit margins.

•	Declines in market value of motorcoaches taken as trade-in on new motorcoach or used motorcoach held for resale.

•	Effects of changes within Featherlite’s organization, including the loss of the services of key management personnel, particularly Mr. Conrad Clement, President and Chief Executive Officer.

•	Continued pressure to increase the selling prices for Featherlite’s products to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales; underutilization of Featherlite’s manufacturing facilities, resulting in production inefficiencies and higher costs.

•	The inability to obtain adequate insurance coverage at an acceptable price or in a sufficient amount to protect Featherlite from the adverse effects of product and other liability claims.

•	The risks related to being a licensed aircraft dealer which deals in used business aircraft, including the purchase, sales, use and operation of aircraft and the volatility in the sales volume and value of aircraft.

•	Payments or repurchases by Featherlite related to guarantees of debt or the repurchase of trailers under certain circumstances in connection with dealer and retail product financing arrangements.

•	The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims and changes in those items.

•	A change in foreign, federal, state and local laws, rules and regulations related to Featherlite, its products, or activities.

The Company lists these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company’s forward-looking statements speak only as of the date they are first made available. The Company undertakes no obligation to update any forward-looking statements that it makes.

Additional Information

All reports filed electronically by Featherlite, Inc. with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed (if applicable), are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. They may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings are also available beginning April 15, 2003 at no cost on the Company’s website at www.fthr.com, and they are available by contacting the Company at 563-547-6000.

ITEM 2. PROPERTIES

The Company’s principal sales, marketing and executive offices are located in a 20,000 square foot building constructed in 1993 and owned by the Company near Cresco, Iowa. Adjacent to it is a Company-owned 50,000 square foot (including 20,000 added in 1997) parts distribution center and a custom, maintenance and trailer distribution facility, from which substantially all trailer deliveries to dealers are made.

The Company has trailer production and warehouse facilities in Cresco and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet including a 140,000 square foot expansion completed in March 1995 and a 20,000 square foot expansion in 1998. Three buildings, totaling approximately 186,000 square feet of Company owned space are used for production of trailers and fabrication of components. A 58,000 square foot Company owned building is used for custom interior finishing and a 14,000 square foot Company owned building is used for storage of raw materials.

The Shenandoah facilities include a 117,000 square foot manufacturing facility purchased in October 1995 in connection with the DIAMOND D® acquisition. The Company-owned Nashua facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant/office building. This property is now idle and no longer used for production. The Company is attempting to sell or lease the facility. In 1998, the Company sold two of the three buildings owned in Grand Meadow, Minnesota that were used as the Company’s corporate office and rework/distribution center prior to the relocation of these activities to Iowa in 1993. In 2002, the Company sold the remaining Grand Meadow facility, which consists of about 11 acres of land and a small warehouse facility.

In July 1996, the Company acquired office and production facilities and other assets of Vantaré International, Inc. in Sanford, Florida. This facility includes approximately 55,000 square feet of production and office space and is used for the conversion of luxury motorcoaches. This facility is owned by Seminole Port Authority and is being leased by the Company at an approximate annual cost of $388,000 under the terms of an operating lease that expires in 2007. These facilities were expanded in 1997 to add 24,000 square feet to the production and office space as well as 6,000 square feet for outside service bays. In 1997, vacant land near the Vantare´ facilities was purchased for future expansion and in October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project including land and development costs was approximately $5.5 million. In 2002, the sales office and service center were sold to an unrelated outside party and leased back by the Company with an initial term of 7 years under the terms of a operating lease as described in Note 9 to consolidated financial statements. The Company has the option to repurchase this facility on August 1, 2005.

In September 1996, the Company leased property in Mocksville, North Carolina, under the provisions of an operating lease, which has an initial term of ten years with options to extend the initial term up to an additional ten years. These facilities are being used to provide service for Featherlite trailers and transporters and for the retail sale of Featherlite luxury motorcoaches. The Company was planning to lease a new sales and service center in North Carolina from an entity owned by certain of its shareholders. These plans were terminated in December 2001. In this connection, the Company agreed to pay $302,000 to Clement Properties, an entity owned by the majority shareholders of the Company for costs incurred related to the acquisition and development of land related to this project. This amount is being in equal monthly installments over a three year period without interest beginning in March 2002.

In May 1998, the Company acquired office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma. This facility includes approximately 150,000 square feet of production and office space and is used to manufacture luxury motorcoaches. It is owned by Oklahoma Ordnance Works Authority and is being leased to the Company at an approximate annual cost of $299,000 under the terms of an operating lease which expires in March, 2011. In September 2000, the Company leased approximately 15 acres of land adjacent to this facility at an approximate annual cost of $27,000 for a period expiring in March 2011. This land was used for trailer sales and additional parking space. In June 2001, the Company adopted a plan to shut down its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. The Company has not been successful in subleasing this facility and is developing a plan to begin using this location as a sales facility for used recreational vehicles owned by others, primarily recreational vehicles repossessed by financial institutions. The Company expects this activity will begin in 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company, in the course of its business, has been named as a defendant in various legal actions that arise in the ordinary course of its business. Most, but not all, of such actions are product liability or workers’ compensation claims for which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the Company’s business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:

Name of Executive Officer	Age	Present Position with Company

Conrad D. Clement	58	President, Chief Executive Officer and Director

Jeffery A. Mason	62	Chief Financial Officer and Director

Tracy J. Clement	36	Executive Vice President and Director

Gary H. Ihrke	56	Vice President of Operations & Secretary

Eric P. Clement	33	Vice President of Sales

James S. Wooley	55	Vice President and President Luxury Motorcoach Division

Larry D. Clement	57	Treasurer

The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected.

The business experience of the executive officers during the past five years is as follows:

Conrad D. Clement has been the Chairman, President and Chief Executive Officer and a director of the Company since its inception in 1988. From 1969 to 1988, Mr. Clement was the President and principal owner of several farm equipment and agricultural businesses. Mr. Clement is also the President and Chief Executive Officer and a shareholder of Featherlite Credit Corporation, an affiliate of the Company (“Featherlite Credit”). Mr. Clement is Chairman of Universal Luxury Coaches, LLC and a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC. Mr. Clement is the brother of Larry D. Clement and the father of Tracy J. Clement and Eric P. Clement.

Jeffery A. Mason has been the Chief Financial Officer of the Company since August 1989 and has been a director of the Company since June 1993. From 1969 to 1989, Mr. Mason served in various financial management capacities with several companies, including Arthur Andersen LLP and Carlson Companies. Mr. Mason is a certified public accountant.

Tracy J. Clement has been Executive Vice President and a director of the Company since 1988. Prior to 1988, Mr. Clement was a shareholder and manager of several farm equipment and agricultural businesses with his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation. Mr. Clement is Vice President of Universal Luxury Coaches, LLC and a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC.

Gary H. Ihrke was appointed Secretary in August 1996 and Vice President of Operations in March 1996 after service as Vice President of Manufacturing since June 1993 and was previously a director of the Company. From January 1989 to June 1993, Mr. Ihrke was the General Manager of the Company’s Cresco, Iowa facilities. From 1969 to 1989, he served as general manager and branch manager of an agricultural equipment manufacturing company.

Eric P. Clement has been Vice President of Sales since March 1996 after service as Vice President of Operations since January 1991 and was previously a director of the Company. Prior to that time, Mr. Clement attended college and worked part time for businesses owned by his father, Conrad D. Clement. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation. Mr. Clement is Secretary/Treasurer of Universal Luxury Coaches, LLC and a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC.

James S. Wooley has been Vice President and President of the Featherlite Luxury Coach Division since April 2002 and was previously the Chief Operating Officer of the Division since joining the Company in January, 2001. Prior to that Mr. Wooley served in various senior management positions in a number of difference business organizations since 1975. Mr. Wooley is also an attorney. Mr. Wooley is a shareholder of Nevada Coach Partners, PPL, the entity that owns a controlling interest in Universal Luxury Coaches, LLC.

Larry D. Clement has been Treasurer of the Company since 1988 and was previously secretary and a director of the Company. He has also been the owner and President of several auto and truck dealerships since 1971. Mr. Clement is the President and Secretary of Clement Auto & Truck, Inc., a FEATHERLITE® dealer. Mr. Clement is the brother of Conrad D. Clement.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Nasdaq Small Cap Market under the Nasdaq symbol “FTHR”. Quotations below represent the high and low closing sales price as reported by Nasdaq, by quarter, for the years ended December 31, 2002 and 2001.

	2002		2001
	High	Low	High	Low
First Quarter	$1.77	$1.02	$2.84	$1.50
Second Quarter	3.78	1.25	2.00	1.57
Third Quarter	3.10	1.75	1.99	0.87
Fourth Quarter	3.14	1.40	1.50	0.90

As of March 20, 2003, the Company had approximately 300 shareholders of record and approximately 2,100 beneficial shareholders. The Company is restricted from paying dividends by its agreements with lenders. See Liquidity and Capital Resources in Item 7 for a discussion of these restrictions.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS ENDED DECEMBER 31,

Statement of Income Data (In thousands, except per share data)

	2002	2001	2000	1999	1998
Net sales	$193,166	$212,786	$242,486	$224,813	$189,795
Cost of goods sold	167,288	194,754	212,813	192,621	162,717

Gross profit	25,878	18,032	29,673	32,192	27,078
Selling and administration	20,287	21,829	26,599	22,723	18,567
Amortization of intangibles	—	81	636	520	386
Restructuring charge	400	1,572	—	—	—
Asset impairment charge	—	—	8,781	—	—

Operating income (loss)	5,191	(5,450)	(6,343)	8,949	8,125
Interest expense	(3,032)	(4,300)	(4,996)	(3,768)	(2,961)
Other income (expense), net	278	(337)	747	1,229	823

Income (loss) before taxes	2,437	(10,087)	(10,592)	6,410	5,987
Provision (benefit) for income taxes	(258)	(1,240)	(728)	2,436	2,337

Net income (loss)	$2,695	$(8,847)	$(9,864)	$3,974	$3,650

Net income (loss) per share
Basic	$0.41	$(1.35)	$(1.51)	$0.61	$0.56

Diluted	$0.38	$(1.35)	$(1.51)	$0.61	$0.56

Weighted average shares outstanding
Basic	6,535	6,535	6,531	6,506	6,462
Diluted	7,158	6,535	6,531	6,545	6,559

BALANCE SHEET DATE (End of Period)

	2002	2001	2000	1999	1998
Working capital	$6,092	$1,641	$12,149	$32,065	$29,163
Total assets	92,271	97,171	123,959	119,784	106,788
Total long-term debt, net of current maturities	7,230	7,386	11,821	30,563	30,914
Total shareholder’s investment	17,955	15,141	24,012	33,726	29,543

Quarterly Financial Data (Unaudited)	Net Sales	Gross Margin	Operating Income (Loss)	Net Income (Loss)	Net Income (loss) Per Share
					Basic	Diluted
2002
First Quarter	$60,605	$7,855	$2,545	$1,101	$0.17	$0.16
Second Quarter	47,624	7,671	2,195	1,023	0.16	0.14
Third Quarter	40,601	5,833	915	753	0.12	0.10
Fourth Quarter**	44,336	4,519	(464)	(182)	(0.03)	(0.02)

2001
First Quarter	$64,681	$7,025	$1,217	$64	$0.01	0.01
Second Quarter**	57,412	2,393	(4,568)	(4,138)	(0.63)	(0.63)
Third Quarter	51,566	6,429	1,023	106	0.01	0.01
Fourth Quarter**	39,127	2,185	(3,122)	(4,879)	(0.75)	(0.75)

**	Includes a restructuring charge of $400,000 and an inventory write-down of $632,000 in the fourth quarter of 2002, and a restructuring charge of $3.4 million in second quarter of 2001, and an inventory write-down of $2.5 million and restructuring charge of $422,000 in the fourth quarter of 2001

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition, including information on the Company’s two principal business segments as set forth in Note 15 to the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

Results of Operations

2002 vs. 2001

On a consolidated basis, the Company’s net income for the fiscal year ended December 31, 2002, was $2.7 million or $0.38 per diluted share, compared with a loss of $8.8 million, or ($1.35) per diluted share, for the same period in 2001. This significant improvement in profitability for the year 2002 reflects: (i) the non-recurrence in 2002 of $4.1 million in restructuring charges incurred in connection with closing the Pryor, Oklahoma facility in 2001; (ii) higher gross profit (despite lower sales) resulting from improved efficiencies and reduced manufacturing costs; (iii) reduced selling and administrative costs and lower interest expense, and (iv) tax benefits received from the realization of deferred tax benefits, as discussed further below.

Net consolidated sales decreased by $19.6 million (9.2 percent) to $193.2 million in 2002 compared with $212.8 million in 2001. This included less than a 1.0 percent decrease in sales of specialty trailers and transporters. Motorcoach segment sales were down 18.0 percent with a $19.4 million reduction in sales due to the closing of the Pryor, Oklahoma facility, which was closed in 2001. Sales of new motorcoaches decreased 21 percent and sales of used coaches were down 16.1 percent compared to 2001. If the effect of sales at the Pryor Oklahoma facility is excluded from 2001, net consolidated sales for 2002 would have remained essentially unchanged and motorcoach segment sales would have increased by less than 1.0 percent, which the Company believes is reflective of a sluggish economy and general economic uncertainties.

Consolidated gross profit increased by $7.8 million to $25.9 million in 2002 from $18.0 million in 2001. As a percentage of sales, gross profit was 13.4 percent in 2002 compared to 8.5 percent in 2001. This improvement in gross profit reflects: (1) a $2.9 million increase as a result of the non-recurrence of the restructuring charge included in cost of sales in 2001 (which reduced the 2001 gross margin by 1.4 percentage points); (2) a $2.4 million increase as a result of lower charges to reduce the inventory carrying value of new and used motorcoaches in 2002 compared to 2001; and (3) improved margins of $1.8 million realized on sales in the trailer segment. Trailer margins were 1.8 percentage points higher in 2002 due to lower material costs and improved labor and overhead utilization compared to 2001. The Nashua plant closure in 2001 reduced inefficiencies and resulted in other cost improvements. Motorcoach gross profit margins improved slightly as higher margins were realized on sales of used units, but were offset by lower margins realized on new motorcoach sales as non-current models were sold at reduced prices and an additional accrual was made for estimated warranty costs on previously sold Vogue motorcoaches.

Consolidated selling and administrative expenses decreased in 2002 by $1.5 million to $20.3 million, a 6.7 percent decrease, from $21.8 million in 2001. As a percentage of sales, these expenses increased to 10.6 percent in 2002 from 10.3 percent in 2001. Trailer segment expenses remained essentially unchanged while motorcoach segment expenses decreased by 12.9 percent primarily due to reduced marketing and administrative costs resulting from closing the Pryor, Oklahoma facility in 2001. Corporate expenses decreased by about 9%. There were no management bonuses paid or accrued in 2002

In 2002, an additional charge of $400,000 was recorded for costs related to the Pryor, Oklahoma facility. The Company is in the process of developing an alternative plan to begin utilizing this facility in 2003 as discussed in “Liquidity and Capital Resources.” The restructuring charge of $1.6 million in 2001 included the estimated payroll, severance and other costs paid in connection with closing the Pryor, Oklahoma facility in 2001

Consolidated interest expense decreased by $1.3 million to $3.0 million in 2002 compared to $4.3 million in the same period in 2001. This decrease was due to lower average levels of debt in 2002 as well as lower average interest rates in 2002. Other income (expense), net, increased by $616,000, primarily as the result of a $530,000 reduction in aircraft write-downs in 2002 compared to 2001.

Income before taxes (IBT) in 2002 was $2.4 million compared to a loss of $10.1 million in 2001. This improvement reflects an increase in trailer segment IBT of $2.9 million due mainly to improved margins on sales; an improvement of $8.9 million in motorcoach segment IBT due to non-recurrence of restructuring write-downs, decreased write-downs in the carrying value of motorcoaches and reduced selling and administrative costs and interest expense and a decrease in corporate net expense by $667,000, all for the reasons discussed above.

A benefit from income taxes of $258,000 was provided in 2002. This benefit resulted primarily from a $690,000 income tax refund as a result of the Job Creation and Worker Assistance Act of 2002 and a $495,000 reduction in the valuation allowance resulting from a decrease in net deferred tax assets. The 2001 provision rate reflects a reduction due to the anticipated benefit from the carry back of certain book losses to prior year’s Federal income tax returns for a refund and a $1.9 million valuation provision for deferred tax assets. No benefit was provided on state income tax losses due to the uncertainty of realization.

2001 vs. 2000

On a consolidated basis, the Company sustained a net loss of $8.8 million for the year 2001, or $1.35 per share, compared with a net loss of $9.9 million or $1.51 per share in 2000. This loss was caused in part by $4.5 million in restructuring charges related to closing its facility in Pryor, Oklahoma, motorcoach inventory, trailer inventory and aircraft write-downs of $4.1 million due to market value declines and reduced gross margins related to lower levels of sales in 2001 than 2000, as discussed further below. In 2000, asset impairment charges and inventory write-downs totaled $10.0 million.

Consolidated sales in 2001 decreased by 12.2 percent to $212.8 million from $242.5 million in 2000 as a result of reduced sales volume in both the trailer and motorcoach segments of the Company’s business. Trailer segment sales were 18.3 percent lower due to decreased sales in all product categories as economic uncertainties had a dampening effect on new orders for the entire year. The events of September 11 had a noticeable effect on sales of all models in the fourth quarter of 2001. Motorcoach segment sales decreased by 5.2 percent, including a decrease of 10.2 percent in sales of new motorcoaches as the Vogue 5000 model was discontinued, which was partially offset by a 5.3 percent increase in sales of used coaches as more used units were sold.

Consolidated gross profit decreased by $11.7 million to $18.0 million in 2001 from $29.7 million in 2000. This decrease includes restructuring charges of $2.9 million, which are included in cost of sales, representing the losses on liquidation of inventories due to the shutdown of the Pryor, Oklahoma facility as discussed in Note 6 to the consolidated financial statements. The additional decline of $8.7 million in gross profit reflects reductions due to motorcoach write-downs of $3.0 million in 2001 and decreases of $5.7 million related to reduced sales volume as well as reduced gross profit margin percentages realized on sales in both segments. As a percentage of sales, the gross profit margin for 2001 was 8.5 percent (after a 1.4 percentage point reduction related to the restructuring charge) compared to 12.2 percent in 2000. Trailer margins were 2.1 percentage points lower than 2000 due to increased costs resulting from unfavorable labor and overhead utilization related to the Nashua, Iowa trailer manufacturing plant closure and other inefficiencies caused by reduced trailer production volume. Motorcoach gross profit margins (excluding the restructuring charge) were 2.2 percentage points lower than in the same period in 2000 as lower margins were realized on sales of new and used units because of discounts taken on the sale of older units to reduce inventory and due to write-downs in the carrying value of units in inventory of $1.3 million more in 2001 than 2000. Motorcoach margins were also adversely affected by unfavorable labor and overhead utilization at the Pryor, Oklahoma location.

Consolidated selling and administrative expenses of $21.9 million in 2001, decreased by $5.3 million or 19 percent from the 2000 level of $27.2 million. This decline was due in large part to management’s efforts to reduce costs in all areas. As a percentage of sales, these expenses decreased to 10.3 percent in 2001 from 11.2 percent in 2000. Trailer segment expenses decreased by 18 percent due to reductions in both advertising and promotion related expenses, reduced personnel costs and lower professional fees. Motorcoach segment expenses decreased by 30 percent due to reduced marketing and selling costs, reduced research and development due to the completion of the Vogue 6000 project in 2000 and reduced intangible amortization due to the write-off of goodwill in the fourth quarter of 2000.

A restructuring charge of $1.6 million included in selling and administrative costs relates to the closing of the Company’s manufacturing facility in Pryor, Oklahoma in August 2001 as discussed in Note 6 to the consolidated financial statements. This amount includes, among other items, employee payroll and severance costs paid in connection with this closing and the losses incurred in liquidating property and equipment items not usable elsewhere within the Company. As discussed below, the Company recorded an asset impairment charge of $8.8 million in 2000. Of this amount, $8.3 million relates to the unamortized goodwill associated with the acquisitions of Mitchell Motorcoach Sales (Mitchell) in 1998 and Vantare International, Inc. in 1996. There was an additional write-down in the amount of $431,000 of goodwill and other long-lived assets in the trailer segment in 2000.

Consolidated interest expense decreased by $696,000 in 2001 compared to 2000. Lower average levels of debt in 2001 than in 2000 combined with lower average interest rates in 2001 than 2000 resulted in reduced interest expense in 2001. Other income (expense) declined by $1.1 million as the result of decreased gains on sales of aircraft, including a current year write-down in the aircraft carrying value by $690,000 to reflect a decline in its estimated market value and the accrual of $302,000 in settlement of a claim related to abandoning a sales location is Statesville, North Carolina as discussed in Note 13 to consolidated financial statements.

Loss before taxes decreased by about $500,000 in 2001 to a loss of $10.1 million compared to a loss before income taxes of $10.6 million in 2000. This decrease is due in part to lower asset impairment charges in 2001, reduced selling and administrative costs of $5.3 million and reduced interest expense of $696,000. These improvements were substantially offset by the $4.5 million in restructuring charges related to closing the Pryor, Oklahoma facility, the reduced gross margin of $8.7 million from lower sales volume and reduced gross profit percentages in both segments and a net increase in other expense by approximately $$1.1 million.

A benefit from income taxes was provided at a rate of 12 percent in 2001 compared to a benefit rate of 6.9 percent in 2000. The current year rate reflects the carryback of certain of these losses, net of estimated permanent differences, to prior years for a refund of Federal taxes paid and a $1.9 million valuation provision for deferred tax assets. No benefit has been provided on the carryforward of losses on state income tax returns due to the uncertainty of realization.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank National Association (U.S. Bank) and with GE Commercial Distribution Finance (GE) (formerly Deutsche Financial Services Corporation). During the year ended December 31, 2002, the Company’s operating activities provided net cash of $4.0 million. At December 31, 2002, the Company had approximately $1.8 million available to borrow on its credit lines compared to $4.6 million at December 31, 2001, a decline of $2.8 million as availability under these lines declined due to changes in eligible receivables and inventories and reductions in advance rates. Availability at December 31, 2002 includes a $1.0 million special advance, which was originally due on February 16, 2003, but was subsequently extended to availability reductions of $500,000 on March 14 and $500,000 on April 14, 2003.

The Company’s liquidity is generally measured by a number of key indicators. The Company’s ratio of current assets to current liabilities was 1.09 to 1 at December 31, 2002, compared with a ratio of 1.02 to 1 at December 31, 2001. This ratio will improve as portions of the debt included in current liabilities in the accompanying consolidated balance sheets are reclassified to long-term debt. This will occur when the Company has additional experience and success in maintaining profitable operations and demonstrates an ability to achieve compliance with its restrictive debt covenants on a consistent basis in 2003. The ratio of total debt to shareholders’ investment decreased to 2.75 to 1 at December 31, 2002 from 3.13 to 1 at December 31, 2001. This ratio improved as stockholders’ investment increased during 2002 as a result of profitable operations.

As discussed further below, several of the factors regarding financing that were uncertain at December 31, 2001 have been resolved. However, the uncertainty about the Company’s ability to continue as a going concern remains due to continuing uncertainty regarding liquidity and continued compliance with debt covenants. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the first six months of 2003, the Company has obligations for the payment of current maturities of debt obligations and reduction of the $1.0 million special advance, payment of trade creditor payables and certain accrued liabilities that total approximately $6.1 million These payments are expected to be funded in part by cash generated from operations as well as the collection of a tax refund receivable of $1.1 million and borrowings of $550,000 on the capital expenditure term note with U.S. Bank. As discussed further below, financing available under the Company’s wholesale financing plan for motorcoaches will change on July 31, 2003 when the advance rates on used coaches more than 365 days old will be reduced. The Company has requested the advance rates on used coaches be reduced at the rate of 6 percent per month beginning August 1, 2003 and believes this change will be accepted by the lender. While the Company’s 2003 operating plan projects sufficient cash will be provided by operations to meet its obligations as they become due, management cannot provide assurance that these sources of funds will be adequate to allow the Company to meet all of these and other obligations on a timely basis. The Company will seek additional funding from other sources to enable it to meet its obligations in 2003.

Credit Facilities and Other Financing Activities

During 2002, the Company amended and restated the credit agreements with its principal lenders and completed the sale/leaseback of its sales and service center in Sanford, Florida. Following is a summary of these new agreements:

1. The Amended and Restated Loan Agreement (Agreement) with U.S. Bank is in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60 day period requested by the Company until July 31, 2003. This Agreement is for a three-year period with annual interest accruing at prime plus 0.50 percent on outstanding balances. The proceeds from the $7.2 million term notes were used to repay $4.4 million of existing term notes with the balance of $2.8 million reducing borrowings on the revolving credit note. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note will be based on a 60 month amortization with the unpaid balance due on June 30, 2005. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of December 31, 2002, net availability on the revolving credit line, including the $1.0 million special advance, was $8.4 million with about $6.8 million outstanding. The Agreement requires the Company to notify the U.S. Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended, commencing with the fiscal quarter ended June 30, 2002 and until December 31, 2003; not to exceed a maximum consolidated total liabilities to consolidated tangible net worth ratio of 4.25 to 1.0 as of the last day of each quarter commencing with the quarter ended June 30, 2002 and until December 31, 2003; achieve a minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) of $9 million during 2002 and 2003 and aggregate capital expenditures of not more than $2 million in 2002 and 2003. The Company is required to obtain waivers for any violations of covenants in agreements with other lenders. The Company was in compliance with these financial covenants at December 31, 2002, except for the minimum EBITDA requirement for the year ended December 31, 2002.

On April 14, 2003, U.S. Bank waived this requirement for 2002 and waivers have been obtained for violations of the agreement with GE as described below.

2. The Amended Wholesale Financing Agreement (Agreement) with GE (formerly Deutsche) provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. This is a two-year agreement, which expires in July 2004, with interest on borrowings at prime rate or if the prime rate is less 6.5 percent, then interest will be at prime rate plus 0.25 percent. Advances under the Agreement are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 365 days from date of completion from 90 percent to 70 percent and provides no financing on new coaches more than 720 days old and used coaches more than 365 days from date of acquisition or older than 10 model years. This could reduce future aggregate availability under this Agreement. At December 31, 2002, the Company had $5.8 million of used motorcoach inventory that would be ineligible for funding and $2.9 million of new inventory eligible only at a reduced rate after July 31, 2003. As of December 31, 2002, the aggregate availability under this Agreement was $25.0 million with $24.8 million outstanding. The Agreement requires compliance with the following financial covenants: maintain a minimum defined tangible net worth and subordinated debt of $13 million for the fiscal quarter ended June 30, 2002, $14 million for the quarters ended September 30 and December 31, 2002 and $15 million for each fiscal quarter ended March 31, 2003 and thereafter; not to exceed a maximum ratio of debt minus subordinated debt to tangible net worth and subordinated debt of 6.0 to 1.0 for the quarter ended June 30, 2002 and 5.0 to 1.0 for the quarter ended September 30, 2002 and each quarter ended thereafter in 2002 and 2003; achieve a minimum ratio of defined current tangible assets to current liabilities of not less than 1.0 to 1.0 as of the end of the fiscal quarter ended June 30, 2002 and 1.2 to 1.0 as of the end of the fiscal quarter ended September 30, 2002 and for each quarter ended thereafter in 2002 and 2003; achieve 80 percent of the Company’s projected net income for each quarter of 2002 beginning June 30, 2002, and at the end of each month in 2002 and 2003, achieve net income greater that zero for the three month period then ended. The Company was in compliance with these amended covenants until the quarter ended December 31, 2002 when it did not achieve 80 percent of projected net income of the fourth quarter and sustained a loss for the three month period ended December 31, 2002. The Company did not achieve the net income greater than zero covenant at the end of January, 2003 and at the end of February 2003. On April 11, 2003, GE waived compliance with these requirements for the quarter ended December 31, 2002 and waived the net income greater than zero requirement through the three-month period ended February 28, 2003.

3. On June 28, 2002 the Company satisfied in full its $3.7 million mortgage with Wachovia Bank on the Company’s Sanford, Florida sales and service center and terminated a related interest rate swap agreement with a payment of $149,000. These obligations were paid-off with $5.0 million received from GBNM Partnership in connection with their July 31, 2002 purchase of the sales and service center in Sanford, Florida. The Company entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this has been recorded as a sale/leaseback financing transaction.

Trade Creditor Repayment Plan

The Company made quarterly payments totaling $2.8 million for the year 2002 according to the Trade Creditor Repayment Plan (the Plan) schedule worked out with its trade creditors in November 2001. The Company will continue to make quarterly payments totaling $2.5 million in 2003 and

$2.2 million in 2004. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, they frequently require prepayments at the time of order or payment on delivery of the materials. A number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

Certain Other Obligations

As discussed in Note 10 to the consolidated financial statements, the Company is contingently liable under certain trailer dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite trailer dealers by financial institutions. The Company would be required to repurchase trailer inventory if the financial institution repossesses it and it is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $10.1 million at December 31, 2002.

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. For health claims there is an annual stop loss limit of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate limit of $2.2 million. At December 31, 2002, $2.2 million was accrued for estimated incurred but not reported and unpaid health benefit and workers’ compensation claims. The Company has obtained irrevocable standby letters of credit in the amount of $2.8 million in favor of the workers’ compensation claim administrators to guarantee payment of claims. The Company is required to increase its letter of credit with such administrators by $497,500 in March 2003 for the policy year beginning in November 2002. This will reduce amounts available to borrow on the Company’s line of credit with U.S. Bank.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the year ended December 31, 2002, as reflected in the consolidated statements of cash flow:

Operating activities provided net cash of $4.0 million. The Company’s net income of $2.7 million was increased by adjustments for depreciation and amortization of $2.1 million and increased by other non-cash items in an aggregate net amount of $534,000. Net changes in receivables, inventories and other current assets provided cash of $4.5 million, including an income tax refund of $2.8 million received in the first quarter of 2002. Substantially all of the remainder of this change resulted from decreased inventories, in large part related to the motorcoach segment, where the number of units in inventory were reduced, with raw materials and work in process decreasing $1.8 million, new motorcoach inventory decreasing by $2.7 million and the used motorcoach inventory increasing by $280,000. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $5.8 million. These changes include, among other items, a decrease of $4.5 million in trade accounts and motorcoach shells payable as past due obligations were paid, and a decrease of $877,000 in customer deposits as deposits received on pending sales of trailers and motorcoaches in prior periods were applied to sales completed in the current period.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of December 31, 2002, approximately 87 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. For the year ended December 31, 2002, total units sold exceeded units produced by 8 units. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The Company’s motorcoach shell manufacturer has financed a number of shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at the time payment is due. . At December 31, 2002, $5.7 million was owed to the shell manufacturer with no units past due.

The Company’s investing activities for the year ended December 31, 2002 used cash of $1.4 million, net of proceeds of $299,000 received from the sale of equipment and idle land during the period. The Company’s capital expenditures for plant and equipment were $1.6 million for the year ended December 31, 2002. On July 31, 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance the certain of the Company’s capital expenditures for machinery and equipment in 2002. Borrowings against this term note were $350,000 at December 31, 2002. Borrowing requests for 75 percent of the Company’s capital expenditures in the fourth quarter of 2002 have been submitted to the Bank and the Company expects to borrow approximately $550,000 as a result of these requests.

The Company leases certain office and production facilities under various operating leases that expire at varying dates through fiscal year 2011. Minimum lease payments for 2003 are expected to total $1.1 million. In 2001, the Company decided not to lease a new sales and service center in North Carolina but as consideration for being released from this obligation, is paying an aggregate amount of $302,000 in monthly installments of $9,000 over a three year period beginning in March, 2002, to Clement Properties, an entity owned by certain of the majority shareholders of the Company.

An additional restructuring charge of $400,000 was accrued at December 31, 2002, for estimated rent and others costs related to the Pryor, Oklahoma facility to be paid in 2003. The Company has had discussions with financial institutions that repossess recreational vehicles and is developing a plan to begin using this facility as a location for reselling such units. The Company believes this activity, when fully developed, will generate sufficient income to cover the underlying lease and other costs of operating the facility.

As discussed above, the Company entered into an agreement with GBNM Partnership to lease the sales and service center facility in Sanford, Florida beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. The Company has an option to repurchase this facility for $5.4 million on August 1, 2005.

In 2003, the Company entered into an agreement with Benbow Chemical Packaging, Inc. to form Featherlite Chemicals LLC. Featherlite will invest $102,000 and will have a 51 percent ownership interest. No additional capital investment is expected to be required in this entity as cash flow generated by its operations is expected to be sufficient to meet its working capital needs.

The Company’s financing activities in the year ended December 31, 2002 used net cash of $2.7 million, including $2.4 million for net reductions in line of credit borrowings, $3.9 million for the repayment of the Sanford facility mortgage and interest rate swap, $5.8 million for refinanced real estate and equipment term notes and other long-term debt reductions and $2.8 million for Trade Creditor Repayment Plan payments. Checks issued but not presented for payment decreased by $1.7 million. These reductions in debt were financed by proceeds of $5.0 million from the sale/leaseback of the Sanford Sales and Service Center, $7.4 million primarily from refinancing real estate and equipment with U.S. Bank as described above and the $1.5 million in proceeds received from Bulk Resources, Inc., an unrelated private investor, in the form of a subordinated convertible note. The due date of this note has been extended from December 31, 2002 to April 15, 2003. It may be converted, together with interest accrued thereon at the rate of 6.5 percent per annum, into shares of the Company’s common stock at the lower of $3.00 per share or the average closing price of the Company’s common stock between April 30, 2002 and October 30, 2002 (which average was $2.45). The holder of the note must exercise this option by April 15, 2003. This note is subordinated to the Company’s obligations to U.S. Bank and GE and it may not be repaid in cash if the Company is in default on these obligations or would be in default as a result of this payment. A detachable warrant for 150,000 shares of common stock at $2.00 per share was issued in conjunction with the subordinated convertible note, which must be exercised by January 31, 2007, and was assigned a fair value of $95,000 at issuance as discussed in Note 14 to consolidated financial statements.

Assuming favorable improvement in the Company’s operations as a result continued improvement in the national economy and the sale of a substantial portion of the motorcoaches which will ineligible for financing by GE after July 31, 2003, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2003 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements during the three years ended December 31, 2002.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of significant accounting policies followed in the preparation of the financial statements is contained in Note 3 to the consolidated financial statements. Other footnotes describe various elements of the financial statements and the assumptions upon which specific amounts were determined.

Our critical accounting policies include the following:

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and includes materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process. The Company writes down its inventory for obsolescence, and the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

In 2002 and 2001, the Company evaluated the carrying value of its motorcoach inventories and recorded total charges of $632,000 and $2.9 million, respectively, to cost of sales to reduce the carrying cost of this inventory to its estimated net realizable value. This write-down in 2001 was required as a result of a substantial decrease in the market value of used motorcoaches in light of the reduced demand and a general downturn in the motorcoach market, particularly following the events of September 11.

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin, invoice the customer under normal billing and credit terms and hold the trailer or motorcoach for a short period of time as is customary in the industry, until pick-up or delivery. Products are built to customer specification and no rights of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

Long-lived Assets: In 2000 and 2001, the Company assessed long-lived assets for impairment under SFAS Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” Under those rules, property and equipment, goodwill associated with assets acquired in purchase business combinations, and any other long-lived assets are included in the impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets many not be recoverable. In the fourth quarter of 2000, the Company determined that unamortized goodwill in the amount of $8.3 million associated with the acquisitions of Vogue in 1998 and Vantare in 1996 was impaired and wrote it off. The write-off of the goodwill was based on an analysis of projected undiscounted cash flows and a consideration of various other factors the Company believed contributed to a downturn in the market for new and used bus conversion coaches and the continuing loss of sales and profitability in this segment of the business. Beginning in January 1, 2002, the Company adopted SFAS 142, SFAS 144 and SFAS 146, as discussed further below in “New Accounting Pronouncements.”

Product Warranty: The Company’s products are covered by product warranties ranging from one to six years after the date of sale. At the time of sale, the Company recognizes estimated warranty costs based on prior history and expected future claims and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and is adjusted as necessary.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of this SFAS had no effect on 2002 operations because the Company has no unamortized goodwill or other intangibles.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for the Company beginning on January 1, 2002. Adoption of the statement is not expected to have a material impact.

In April 2002, the FASB approved Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishments of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishments of debt be evaluated under the provisions of Accounting Principles Board (APB) Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

In June 2002, the FASB approved Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. Certain types of guarantees are not subject to the initial recognition and measurement provisions of Interpretation No. 45 but are subject to its disclosure requirements. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the initial application of Interpretation No. 45 shall not be revised or restated. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The company will apply the initial recognition and initial measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002. For more information on the company’s guarantees and the disclosure requirements of Interpretation No. 45, as applicable to the company, see Note 3 and 10 to consolidated financial statements.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS 148). SFAS No. 128 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. The company will prospectively apply the provisions of this new pronouncement effective January 31, 2003. The company does not expect the impact of this new interpretation to have a material impact on the company’s financial position or results of operations

Forward-looking Information and Risks

Certain statements in this report, and in the Company’s Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. The words “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate’” and similar words and expressions are intended to identify forward-looking statements. These statements speak only as of the date of this quarterly report, are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company’s markets, fluctuations in the price of aluminum, competition, facilities utilization, the availability of additional capital required to improve the Company’s net liquidity deficiency and certain other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

The Company was encouraged by its improved profitability in 2002, despite reduced revenue. While consolidated sales levels for the year ended December 31, 2002 declined compared to the same period last year, in large part due to the closure of the Vogue facility in the second quarter of 2001, they were consistent with the Company’s sales plan for 2002 although there was a definite reduction in new order volume in relation to the sales plan in the third and fourth quarters

The Company is cautious concerning sales in 2003. The softening of sales in relation to plan in the third and fourth quarters of 2002 has continued into the early months of 2003, particularly in the trailer segment, as the stationary economy and consumer uncertainty continues. At December 31, 2002, the new order backlog for trailers was $10.5 million compared with $12.8 million at December 31, 2001. At March 31, 2003, the trailer order backlog was $14.8 million compared to $18.6 million at March 31, 2002. The motorcoach backlog was $5.6 million at December 31, 2002 compared with $3.1 million at December 31, 2001. At March 31, 2003 the motorcoach backlog was $4.6 million compared to $2.9 million at March 31, 2002. While the Company does not know how long the current order trend will last, it will continue its aggressive measures to promote sales and manage costs. Management expects that sales will improve when national economic business conditions improve. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed 2002 sales volume.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced almost 60 new and enhanced models of trailers in 2003 and added motorcoach models with multiple slide-out features.

In 2003, the Company entered into two agreements that could be beneficial in enhancing its operating results in 2003 and following, as follows:

1. The Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC will purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one year period. ULC is a related party controlled by the Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of Featherlite. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite will also have agreements with ULC to lease ULC office space and to provide service on the ULC motorcoaches.

2. The Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC, a New Jersey corporation (FCC). Featherlite will own a 51 percent interest in FCC with Benbow owning the remaining interest. The purpose of FCC will be to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name.

The Company’s future operating results are subject to a number of risks, including the following:

1. As described above, during 2002 the Company signed long-term agreements with its lenders with new financial covenants. The Company was not in compliance with certain of these covenants as of December 31, 2002 and at February 28, 2003 and secured waivers for these defaults. The Company cannot provide assurance that it will achieve the requirements of these covenants in the future. If the Company is unable to obtain waivers of future covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company’s business will be harmed.

2. There is a risk related to losing a major supplier of aluminum. In the past this risk has been relatively nominal as there have been alternate sources of supply. In recent years, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company’s operations would be harmed.

3. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company’s sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost Car Company located in Canada. Although the Company has insurance to cover certain losses it may sustain due to fire or other catastrophe at Prevost’s plant, the Company may not be able to obtain conversion shells from another manufacturer on favorable terms or at all. Additionally, if the Company is unable to maintain a good working relationship with Prevost, it may be required to locate a new supplier of its conversion shells. In the event of any significant loss or interruptions in the subcontractor’s ability to provide such services may harm the Company’s operations.

4. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers in the event of an unforeseen interruption in the subcontractor’s ability to provide these services or if the customer delays providing the specifications to the subcontractor. Any long-term interruptions in the subcontractor’s ability to provide such services, the Company’s operations may be harmed.

5. The Company begins production of most of the luxury motorcoaches before a customer order is received. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Failure to sell these motorcoaches on a timely basis at prevailing prices could further decrease the liquidity of the Company.

6. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In 2001 and 2000, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by $2.9 million and $1.7 million, respectively, in order to facilitate their sale. The write-down in 2002 was $632,000. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results.

7. Advances under the Company’s present financing agreement with GE are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 360 days old from 90 percent to 70 percent and provides no financing on new or used coaches more than 720 days old or older than 10 model years. The Company has requested and expects that the agreement will be modified to provide for a reduction of 6 percent per month in the advance rate on used coaches more than 365 days old. This could reduce future aggregate availability under this agreement if the Company is unable to sell these coaches before the financing is reduced and require the Company to obtain additional financing from another source.

8. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Report of Independent Public Accountants on the December 31, 2002 financial statements states that the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its financing agreements. While progress has been made to reduce these uncertainties, these matters still raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9. In August 2001, the Company transferred to The Nasdaq Smallcap Market because its common stock had failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market. In 2001, Nasdaq expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the “going concern” opinion expressed in the Report of Independent Accountants on the Company’s December 31, 2001 and 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company’s common stock may be delisted from Nasdaq. In such an event, the market for the Company’s common stock may become more illiquid, and its shareholders may have a more difficult time selling the Company’s common stock.

10. As discussed in Note 6 to consolidated financial statements, the Company shut down its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others. An additional accrual was made at the end of 2002 for the estimated lease and other costs to be incurred until this facility can be profitable. In the event the facility cannot generate sufficient income to absorb the annual lease cost by December 31, 2003, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2002, as reported to the Company by its suppliers was $0.65 in 2002, $0.69 in 2001, and $0.75 in 2000. The Company’s cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 80 percent of its anticipated requirements for 2003, which reduces a portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet its requirements in 2003 and in the years beyond 2003, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above levels in 2002.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $250,000 at current debt levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Except for the report of the Company’s independent public accountants, which is set forth below, the consolidated financial statements and notes appear on pages 49 through 64. Quarterly financial data appears in Item 6.

INDEPENDENT AUDITORS’ REPORT

Featherlite, Inc.

We have audited the accompanying consolidated balance sheet of Featherlite, Inc. (a Minnesota Corporation) and Subsidiary (the Company) as of December 31, 2002 and the related consolidated statement of operations, shareholders’ investment and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors, in their report dated February 19, 2002, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding certain matters raising substantial doubt as to the Company’s ability to continue as a going concern as discussed in Note 2 to the consolidated financial statements. Those auditors also expressed an unqualified opinion that such 2001 and 2000 financial statement schedules taken as a whole presented fairly, in all material respects, the information set forth therein.

We conducted our 2002 audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2002 consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 9 to the consolidated financial statements, the Company cannot provide assurance it will be in compliance with the restrictive debt covenants of its credit agreements, which would entitle certain lenders to call approximately $39.8 million of debt due and payable immediately. As a result, the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 28, 2003

(April 14, 2003 as to Notes 2 and 9)

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Featherlite, Inc.

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. (a Minnesota corporation) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ investment and cash flows for the year then ended These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its revolving loan and security agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

February 19, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required in Item 9 is incorporated by reference to Item 4 of the Form 8-K report filed August 2, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Other than “Executive Officers of the Registrant” which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” which appear in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	837,900	$2.60	262,100
Equity compensation plans not approved by security holders	None		None

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Transactions” which appears in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company’s internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements:

	The following consolidated financial statements of the Company and subsidiary are filed as part of this Form 10-K:

		Form 10-K Page

	Reports of Independent Public Accountants	38

	Consolidated Balance Sheets at December 31, 2002 and 2001	46

	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	47

	Consolidated Statements of Shareholders’ Investment and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	47

	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	48

	Notes to Consolidated Financial Statements	49

(2)	Financial Statement Schedules:

	Schedule II—Valuation and Qualifying Accounts	68

(3)	Exhibits. See Exhibit Index on page	64

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEATHERLITE, INC.

	By:	/s/ CONRAD D. CLEMENT
Date: April 15, 2003		Conrad D. Clement President and Chief Executive Officer

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

Signature	Title	Date

/s/ CONRAD D. CLEMENT Conrad D. Clement	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003

/s/ JEFFERY A. MASON Jeffery A. Mason	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 15, 2003

/s/ TRACY J. CLEMENT Tracy J. Clement	Executive Vice President and Director	April 15, 2003

/s/ CHARLES A. ELLIOTT Charles A. Elliott	Director	April 15, 2003

/s/ THOMAS J. WINKEL Thomas J. Winkel	Director	April 15, 2003

/s/ KENNETH D. LARSON Kenneth D. Larson	Director	April 15, 2003

/s/ TERRY E. BRANSTAD Terry E. Branstad	Director	April 15, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Conrad D. Clement, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Featherlite, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ CONRAD D. CLEMENT
Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffery A. Mason, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Featherlite, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ JEFFERY A. MASON
Chief Financial Officer

Featherlite, Inc.

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands)

	2002	2001
ASSETS

CURRENT ASSETS:
Cash	$218	$247
Receivables, net	6,117	5,001
Refundable income taxes	1,129	2,755
Inventories	61,459	66,215
Prepaid expenses	2,010	1,977

Total current assets	70,933	76,195

PROPERTY AND EQUIPMENT:
Land and improvements	4,488	4,432
Buildings and improvements	11,559	11,451
Machinery and equipment	14,232	13,412

	30,279	29,295
Less—accumulated depreciation	(13,582)	(12,271)

Net property and equipment	16,697	17,024

OTHER ASSETS	4,641	3,952

	$92,271	$97,171

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$7,886	$9,299
Bank line of credit	6,799	7,226
Checks issued but not yet presented	1,408	3,061
Wholesale financing and other notes payable	25,963	27,713
Subordinated convertible promissory note payable	1,500	—
Motorcoach shell costs payable	5,655	7,531
Trade accounts payable	3,423	5,902
Trade creditors repayment plan	2,515	3,253
Accrued liabilities	8,375	8,365
Customer deposits	1,317	2,204

Total current liabilities	64,841	74,554

LONG-TERM DEBT, net of current maturities	7,230	3,146
TRADE CREDITORS REPAYMENT PLAN, net of current maturities	2,170	4,240
DEFERRED GRANT INCOME	75	90

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ INVESTMENT
Common stock—6,535 shares outstanding	16,595	16,595
Additional paid-in capital	4,157	4,062
Retained deficit	(2,797)	(5,492)
Accumulated other comprehensive loss	—	(24)

Total shareholders’ investment	17,955	15,141

	$92,271	$97,171

The accompanying notes are an integral part of these consolidated balance sheets.

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
Net sales	$193,166	$212,786	$242,486
Cost of sales	167,288	194,754	212,813

Gross profit	25,878	18,032	29,673
Selling and administrative expenses	20,287	21,829	26,599
Amortization of intangibles	—	81	636
Asset impairment charge (Note 5)	—	—	8,781
Restructuring charge (Note 6)	400	1,572

Income (loss) from operations	5,191	(5,450)	(6,343)

Other income (expense):
Interest expense	(3,032)	(4,300)	(4,996)
Other income (expense), net	278	(337)	747

Total other expense	(2,754)	(4,637)	(4,249)

Income (loss) before taxes	2,437	(10,087)	(10,592)
Income tax benefit	(258)	(1,240)	(728)

Net income (loss)	$2,695	$(8,847)	$(9,864)

Net income (loss) per share—basic	$0.41	$(1.35)	$(1.51)

—diluted	$0.38	$(1.35)	$(1.51)

Consolidated Statements of Shareholders’ Investment and Comprehensive Income

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Investment
	Outstanding Shares	Amount
Balance, December 31, 1999	6,510	$16,445	$4,062	$13,219	$—	$33,726
Net loss for the period				(9,864)		(9,864)
Issuance of common stock	25	150				150

Balance, December 31, 2000	6,535	16,595	4,062	3,355	—	24,012
Comprehensive loss:
Net loss for the period				(8,847)		(8,847)
Cumulative effect adjustment of interest rate swap agreement, net of tax					11	11
Unrealized loss on interest rate swap agreement, net of tax					(35)	(35)

Total comprehensive loss						(8,871)

Balance, December 31, 2001	6,535	16,595	4,062	(5,492)	(24)	15,141
Fair value of warrants issued			95			95
Comprehensive income:
Net income for the period				2,695		2,695
Realized loss on interest rate swap agreement, net of tax					24	24

Total comprehensive income						2,719

Balance, December 31, 2002	6,535	$16,595	$4,157	$(2,797)	$—	$17,955

The accompanying notes are an integral part of these consolidated financial statements.

Featherlite, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000 (In thousands)

	2002	2001	2000
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss)	$2,695	$(8,847)	$(9,864)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities—
Depreciation and amortization	2,135	2,280	2,973
Non-cash asset impairment charge	—	—	8,781
Non-cash restructuring charge	400	3,400	—
Amortization of prepaid advertising, net	163	167	222
Amortization of warrant	95	—	—
Grant income	(15)	(15)	(15)
Provision for (benefit from) deferred income taxes	—	1,889	(1,669)
Loss (gain) on sales of aircraft and other property	(109)	536	(107)
Changes in current operating items
Receivables	(1,098)	1,355	2,559
Refundable income taxes	1,625	(2,755)	—
Inventories	4,205	19,213	(13,859)
Prepaid expenses	(289)	124	(703)
Trade accounts payable	(2,650)	(4,219)	(8)
Motorcoach shell costs payable	(1,875)	(8,302)	7,298
Accrued liabilities	(414)	169	2,026
Customer deposits	(887)	(874)	(1,600)

Net cash from (used for) operations	3,981	4,121	(3,966)

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
Purchases of property and equipment	(1,626)	(544)	(2,648)
Proceeds from sale of equipment and facilities	299	312	77
Purchase of aircraft for resale	—	—	(2,912)
Proceeds from aircraft sales	—	—	3,010
Payment for non-compete agreement	(25)	—	(113)

Net cash used for investing activities	(1,352)	(232)	(2,586)

CASH FLOWS FROM (USED FOR )FINANCING ACTIVITIES
Borrowings on trade creditors repayment plan	—	7,493	—
Repayments on trade creditors repayment plan	(2,808)	—	—
Proceeds from wholesale financing and other notes payable	9,221	20,700	47,109
Repayments of wholesale financing and other notes payable	(10,971)	(23,202)	(39,813)
Proceeds from bank line of credit	219,568	238,733	265,051
Repayments of bank line of credit	(219,995)	(244,387)	(266,675)
Change in checks issued not yet presented	(1,653)	(1,879)	1,704
Proceeds from other long-term debt	12,732	916	4,217
Repayments of other long-term debt	(10,029)	(2,347)	(4,958)
Payment of loan acquisition costs	(223)	—	—
Proceeds from subordinated convertible note	1,500	—	—

Net cash from (used for) financing activities	(2,658)	(3,973)	6,635

Net cash increase (decrease) for period	(29)	(84)	83
Cash, beginning of period	247	331	248

Cash, end of period	$218	$247	$331

Supplemental disclosures: Interest payments	$4,343	$5,009	$3,820
Trailers exchanged for advertising	551	100	32
Income tax payments	1,557	1,144	2,357
Issuance of earnout shares	—	150	150

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Featherlite, Inc. is engaged in the manufacture and distribution of various types of specialty trailers and luxury motorcoaches as well as related parts, accessories and services. Specialty trailers are manufactured at facilities in Iowa, while luxury motorcoaches are currently manufactured in Florida. Its Oklahoma motorcoach manufacturing location was closed in 2001. (The Company is currently considering reopening this facility as a motorcoach resale center. See Note 6). Trailers are primarily sold to authorized dealers throughout the United States and Canada. Terms and conditions for business are defined by standard agreements with each authorized dealer. Luxury motorcoaches are sold directly to end-user customers. Featherlite Aviation Company, a wholly owned subsidiary, is involved in the purchase and resale of used business class aircraft, but has not had any purchases or sales of aircraft in 2002 or 2001.

Note 2. Going Concern Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The removal of this uncertainty is dependent upon continued compliance with the terms and covenants of the Company’s amended loan agreements, continued compliance with its Trade Creditor Repayment Plan, and ultimately the continued generation of sufficient cash flow from operations to meet its obligations on a timely basis.

During the year ended December 31, 2002, the Company’s operations provided net cash of $4.0 million, which was used primarily to reduce line of credit and other borrowings and to fund expenditures for machinery and equipment and other property items. During the year, the Company made progress in revising and restructuring it financing arrangements including the following: the Company amended and restated its credit agreements with its principal lenders that extended their terms by two or more years and revised the financial covenants based on the Company’s financial plan for 2002; the Company repaid the Wachovia/First Union Bank mortgage on the Sanford, Florida facility with the proceeds received in connection with the sale/leaseback financing of the facility; and the Company made timely quarterly installment payments under the terms of its Trade Creditor Repayment Plan.

At December 31, 2002, the Company has approximately $1.8 million available to borrow on its two credit lines compared to $4.6 million at December 31, 2001. The Company has maturing payments for debt principal and the Trade Creditors Repayment Plan and repayment of the $1.0 million special advance on the U.S. Bank line of credit, among other requirements, during the first six months of 2003 that will require operating cash flows of $6.2 million. The Company’s operating plan for this period projects that sufficient cash flow will be generated to meet these requirements. However, management cannot provide assurance that these funds will be available to meet these obligations on a timely basis and that the Company will maintain successful operations. The Company will seek additional funding from other sources to meet its obligations in 2003.

As discussed in Note 9 to these consolidated financial statements, financing available under the Company’s wholesale financing plan for motorcoaches will change on July 31, 2003 when new and used motorcoaches more than 365 days old will be financed at reduced advance rates. The present agreement reduces the advance rate on used motorcoaches to zero and the advance on new motorcoaches from 90 percent to 70 percent. The Company has requested the advance rate on used motorcoaches be reduced at the rate of 6 percent per month beginning August 1, 2003 and believes this change will be accepted by the lender. In any case, the Company will either need to sell this inventory, obtain an extension of existing financing or arrange other financing by no later than July 31, 2003 to cover the reduced borrowings available on the wholesale financing agreement.

At December 31, 2002, the Company was not in compliance with certain of the financial covenants of the amended and restated credit agreements with its principal lenders as discussed in Note 9 to consolidated financial statements. These violations were subsequently waived by U.S. Bank on April 14, 2003 through December 31, 2002 and by GE on April 11, 2003 through February 28, 2003, but management cannot provide assurance the Company will not violate these covenants in the future or be able to obtain waivers for such violations.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Featherlite, Inc. and its wholly owned subsidiary, Featherlite Aviation Company, which are referred to herein as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Fair Values of Financial Instruments: The carrying values of cash, accounts receivable and payable, short-term debt and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of long-term debt, including current maturities, approximates its fair value because the related interest rates either fluctuate with the lending bank’s current prime rate or approximate current rates of debt of a similar nature or maturity.

Financial Statement Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: valuation of used trailer and motorcoach inventory, depreciable lives of property and equipment, allowance for doubtful accounts, and reserves for excess inventory, warranty and self-insurance and Pryor facility lease costs. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

Concentrations: The Company purchases all of its conversion motorcoach shells from one supplier. The purchases represented approximately 9%, 11% and 10% of consolidated cost of sales for the years ended December 31, 2002, 2001 and 2000, respectively. Although there are a limited number of manufacturers of motorcoach shells, management believes that the other suppliers could provide similar shells on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Receivables: Receivables are stated net of an allowance for doubtful accounts of $365,000 and $185,000 at December 31, 2002 and 2001, respectively.

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and includes materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process. Inventories were as follows at December 31, 2002 and 2001 (in thousands):

	2002	2001
Raw materials	$6,330	$6,949
Work in progress	10,125	12,190
Finished trailers and motorcoaches	22,860	25,008
Used trailers and motorcoaches	22,144	22,068

Total	$61,459	$66,215

In 2002 and 2001, the Company evaluated the carrying value of its motorcoach inventories and recorded total charges of $632,000 and $2.9 million, respectively, to cost of sales to reduce the carrying cost of this inventory to its estimated net realizable value. The write-down in 2001 was required as a result of a substantial decrease in the market value of used motorcoaches in light of the reduced demand and a general downturn in the motorcoach market, particularly following the events of September 11. Finished and used inventories are presented net of $1.7 million and $2.5 million of valuation reserves to reflect such inventories at lower of cost or market at December 31, 2002 and 2001, respectively.

Prepaids: Prepaids primarily include the unamortized portion of annual property, casualty and third party liability insurance premiums for the insurance year beginning November 1 each fiscal year.

Property and Equipment: Property and equipment are stated at cost, while repair and maintenance items are charged to expense as incurred. Depreciation is provided for financial reporting purposes using straight-line and accelerated methods over estimated useful lives of 31 to 39 years for buildings and improvements, 15 years for land improvements and 5 to 7 years for machinery and equipment.

Goodwill: The excess of the total acquisition cost of Vantare’ International, Inc. (Vantare) and Mitchell Motorcoach Sales, Inc. (Vogue) and other prior acquisitions, over the fair value of the net assets acquired was being amortized on a straight-line basis over periods of up to 20 years. Amortization was $0 in 2002, $0 in 2001, $525,000 in 2000. As discussed in Note 5 below, all goodwill was determined to be impaired and written-off in the fourth quarter of 2000.

Long-lived Assets: Effective January 1, 2002 the Company assesses long-lived assets under SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2001 and 2000, the Company assessed long-lived assets for impairment under SFAS Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” Under these rules, property and equipment, goodwill associated with assets acquired in purchase business combinations, and any other long-lived assets are included in the impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets many not be recoverable. See Note 5 for further discussion of 2000 impairment charge.

Product Warranty: The Company’s products are covered by product warranties ranging from one to six years after the date of sale. At the time of sale, the Company recognizes estimated warranty costs, based on prior history and expected future claims, by a charge to cost of sales and records an accrued liability. The accrued liability is reduced as actual warranty costs are paid and is evaluated periodically to validate previous estimates and known requirements and adjusted as necessary.

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin (MSO), invoice the customer under normal billing and credit terms and hold the trailer or motorcoach and related MSO for a short period of time, as is customary in the industry, until pick-up or delivery and receipt of payment. Products are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

Revenue from sales of parts is recognized when the part has been shipped. Revenue from the delivery and servicing of trailers and motorcoaches is recognized when the service is completed. Revenues related to shipping and deliveries are included as a component of net sales and the related shipping costs are included as a component of cost of sales.

Stock-based compensation: The Company has a stock option plan for directors, officers and key employees and accounts for these options plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. For more information on the Company’s stock-based compensation, see Note 10 to these consolidated financial statements.

The following table illustrate the effect on earnings and earnings per common share for the years ended December 31, 2002, 2001 and 2000, as if the Company had applied Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) to its stock-based compensation:

	2002	2001	2000
Net income (loss) (000’s)
As reported	$2,695	$(8,847)	$(9,864)
Stock-based compensation expense, determined under fair value method of all awards, net of related tax effects	615	347	221

Pro forma earnings (loss) on common stock	$2,080	$(9,194)	$(10,085)
Basic net income (loss) per share
As reported	$0.41	$(1.35)	$(1.51)
Pro forma	0.32	(1.41)	(1.54)
Diluted net income (loss) per share
As reported	$0.38	$(1.35)	$(1.51)
Pro forma	0.29	(1.41)	(1.54)

Research and Development Expenses: Research and development expenses were approximately $0, $19,000, and $839,000, in 2002, 2001, and 2000, respectively, and are included in selling and administrative expenses.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 8 to these consolidated financial statements.

Comprehensive Income or Loss: Comprehensive income or loss consists of the Company’s net loss and unrealized losses from an interest rate swap agreement and is presented in the consolidated statements of shareholders’ investment and comprehensive loss.

New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 (as amended) was effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of January 1, 2001 did not materially impact the Company’s results of operations or financial position.

In June 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of this SFAS had no effect on 2002 operations because the Company had no unamortized goodwill or other intangibles.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 was effective for the Company beginning on January 1, 2002. Adoption of the statement did not have any impact on the Company’s financial position or results of operations for fiscal 2002.

In April 2002, the FASB approved Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishments of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishments of debt be evaluated under the provisions of Accounting Principles Board (APB) Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

In June 2002, the FASB approved Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. Certain types of guarantees are not subject to the initial recognition and measurement provisions of Interpretation No. 45 but are subject to its disclosure requirements. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after

December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the initial application of Interpretation No. 45 shall not be revised or restated. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company will apply the initial recognition and initial measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002. For more information on the Company’s guarantees and the disclosure requirements of Interpretation No. 45, as applicable to the Company, see Notes 3 and 10 to these consolidated financial statements.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. The Company will prospectively apply the provisions of this new pronouncement effective January 31, 2003. The Company does not expect the impact of this new interpretation to have a material impact on the Company’s financial position or results of operations because it does not have any such entities.

Note 4. Other Assets

Other assets consist of the following at December 31, 2001 and 2000 (in thousands):

	2002	2001
Aircraft held for resale	$3,240	$3,400
Other	1,401	552

Total	$4,641	$3,952

Aircraft Held for Resale: The Company is a licensed aircraft dealer and markets used business-class aircraft. Aircraft purchased for resale are stated at cost. The Company periodically evaluates the aircraft’s net realizable value and, if necessary, adjusts the carrying value. During 2002 and 2001, the Company wrote down the aircraft by $160,000 and $690,000, respectively, to reflect declines in its estimated market value. Gain or loss on the sale of aircraft or losses in estimated market value are included in other income (expense) during the period in which the aircraft is sold rather than sales and cost of sales because these transactions are incidental to the Company’s principal business segments and occur on an irregular basis. Aircraft held by the Company for resale are classified as non-current as prior history indicates the aircraft may not be sold within twelve months.

Other: The Company exchanged trailers and coaches for future personal service, promotional and advertising services of an equivalent value. These contracts were capitalized at the cost basis of the inventory exchanged and are being amortized over the period the services will be rendered. Amortization of these agreements to advertising expense was $163,000 in 2002, $167,000 in 2001 and $222,000 in 2000.

The Company owns land, a warehouse, and a manufacturing plant with a cost of $435,000 and $515,000 at December 31, 2002 and 2001, respectively, at sites previously used by the Company as a corporate headquarters and for manufacturing trailers. Such property is being held for resale. In 2002, the land and warehouse were sold for $92,500 cash and a contract for deed of $75,000 for the balance, which is being paid-off over 5 years. A gain of $71,000 was recognized on the sale and is included in “Other income.”

In 2002 the Company incurred approximately $223,000 in loan acquisition costs in connection with amending its financing agreements with its financing institutions. These costs are being amortized to interest expense over the respective terms of the agreements. Amortization was $32,000 and $62,000 in 2002 and 2001, respectively.

The Company has deposits on motorcoach shells in the amount of $320,000 at December 31, 2002 and 2001. These deposits were classified in prepaid expenses in the December 31, 2001 financial statements. The motorcoach shell manufacturer will hold these deposits as long as the Company holds motorcoaches on a consignment basis as discussed in Note 9.

Note 5. Asset Impairment

In the fourth quarter of 2000, the Company determined that unamortized goodwill in the amount of $8.3 million associated with the acquisitions of Vogue in 1998 and Vantare in 1996 was impaired, and wrote it off. The write-off of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the goodwill associated with these businesses, and a consideration of various factors that the Company believed contributed to a downturn in the market for new and used bus conversion coaches and the continuing loss of sales and profitability in this segment of the business, including: increased interest rates, higher fuel costs and stock market volatility. Impairment reviews of the long-lived assets of certain business units in the trailer segment also resulted in the write-down of goodwill and other long-lived assets by $431,000. These write-downs were based on projected cash flows that were not adequate to support goodwill associated with an acquired business and the reduction of the net book value of related land and buildings to an amount deemed realizable based on previous experience. As management executed its plan to rationalize motorcoach and trailer production between facilities, other costs were incurred in the first and second quarters of 2001 and were expensed at that time.

Note 6. Restructuring Charge

In June, 2001, the Company adopted a plan to shut-down and sublease its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach because of unacceptable delays experienced in obtaining materials essential to the manufacture of this coach. The Company closed this facility in August 2001 and 80 employees were either terminated or reassigned elsewhere in the Company. An accrual in the amount of $4.5 million was made in the financial statements in 2001, including $2.9 million charged to cost of sales, to provide for exit and other costs related to this restructuring following the guidance of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. As a result of the Company’s inability to sublease this facility in 2002, the Company began formulating a plan to use this facility again as a sales facility for used coaches owned by others. In the fourth quarter of 2002, an additional $400,000 was accrued for estimated lease and other costs to be incurred until this facility is put back into productive use and generates sufficient revenue to cover the costs of operation, including the lease, which the Company estimates will occur during the next 12 months. Following is a summary of this accrual, amounts used and the balance remaining at December 31, 2002:

	2002			2001
	Accrued	Used	Remaining	Accrued	Used	Remaining
Impairment of inventory	$—	$—	$—	$2,950	$(2,950)	$—
Impairment of property and equipment	—	—	—	450	(450)	—
Payroll and severance pay	—	—	—	500	(500)	—
Lease costs until subleased	400	(400)	400	622	(222)	400

	$400	$(400)	$400	$4,522	$(4,122)	$400

Note 7. Trade Creditor Repayment Plan

In November 2001 the Company proposed a Trade Creditor Repayment Plan (the Plan) to certain of its trade creditors. Creditors were asked to approve the Plan and select one of four repayment options proposed for the balance due them as of November 16, 2001. The Company obtained the required percentages of favorable ballots and has implemented the Plan. As of December 31, 2001, $7.5 million of trade accounts payable were enrolled in the Plan. During 2002 the Company made aggregate quarterly payments in accordance with the Plan totaling $2.8 million, with approximately $2.5 payable in 2003, and $2.2 million payable in 2004.

Note 8. Income Tax Matters

The components of the provision (benefit) for income taxes for the years ended December 31 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Current
Federal	$(258)	$(3,109)	$750
State	—	—	191

	$(258)	$(3,109)	$941

Deferred
Federal	—	$1,720	$(1,394)
State	—	149	(275)

	—	$1,869	$(1,669)

Total	($258)	$(1,240)	$(728)

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate to the provision (benefit) for income taxes in the consolidated financial statements for the years ended December 31, 2002, 2001, and 2000 is as follows (in thousands):

	2002	2001	2000
Provision (benefit) at federal statutory rate (34%)	$828	$(3,429)	$(3,601)
State income taxes, net of Federal income tax effect	—	—	(64)
Non-deductible goodwill amortization and write-off	—	—	2,993
Valuation allowance increase (decrease)	(495)	1,869	—
Benefit from carryback claim to prior years	(690)	—	—
Other	99	320	(56)

Total	$(258)	$(1,240)	$(728)

The Job Creation and Workers Assistance Act of 2002 enabled the Company to amend its 2001 Federal income tax return and claim additional deductions relating to its self-insured employee medical plan. These deductions increased the 2001 income tax loss, which carried back to prior years resulting in refunds of taxes paid in those years. In addition, law changes enabled the Company to claim refunds for Alternative Minimum tax payments made in prior years. These refunds, which totaled $690,000, were recorded as a reduction of the provision for income taxes in the third quarter.

Deferred tax assets and liabilities consist of the following components as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Non-current deferred tax liabilities:
Depreciation	$(480)	$(472)
Current deferred tax assets:
Accrued expenses	936	844
Accrued warranty expenses	544	697
Inventory allowances	283	722
Receivable allowances	91	78

Total current	1,854	2,341

Net deferred tax asset	1,374	1,869

Valuation allowance	$(1,374)	$(1,869)

At December 31, 2002, the Company has no Federal net operating loss carryforwards but has carryforwards available to offset certain state incomes. Benefit will be recorded on the utilization of these state carryforwards in the years in which they are realized.

Note 9. Financing Arrangements

Wholesale Financing and Other Notes Payable: Wholesale financing and other notes payable includes unpaid balances of $24.8 million in 2002 and $26.9 million at December 31, 2002 and 2001, respectively, on the motorcoach wholesale financing agreement with GE Commercial Distribution Finance Company (GE) (formerly Deutsche Financial Services Corporation) and $1.1 million and $853,000 at December 31, 2002 and 2001, respectively, with an insurance premium finance company. The motorcoach wholesale financing agreement, which was amended in 2002, provides for a $25 million line of credit (reduced from $30 million) to finance completed new and used motorcoaches held in inventory. Amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. After July 31, 2002, the Agreement reduces the advance rate on new coaches more than 365 days old based on date of completion from 90% to 70% and provides no financing on used coaches more than 365 days old based on date of acquisition or older than 10 model years. This could reduce future aggregate borrowings under this Agreement and could require additional funding from other sources to cover this reduction. At December 31, 2002, the Company had $5.8 million of used inventory that would be ineligible for funding and $2.9 million of new inventory eligible only at a reduced rate after July 31, 2003. Borrowings bear interest of 4.5% and 5.0% at December 31, 2002 and 2001, respectively, which is prime plus 0.25% when prime is less than 6.25%, otherwise prime and are secured by the financed motorcoaches and other assets of the Company. The agreement requires, among other covenants: a minimum defined tangible current ratio of 1.2 as determined quarterly; a minimum tangible net worth of $14 million through December 31, 2002 and $15 million at March 31, 2003 and thereafter; not exceed a ratio of debt to tangible net worth of 5 to 1 as determined quarterly; achieve positive net income at the end of each month for the prior three month period and 80% of projected quarterly profitability in 2002. There is no profitability covenant in 2003. The Company was not in compliance with the three month positive net income covenant and did not achieve 80 percent of projected quarterly profitability for the quarter ended December 31, 2002. On April 11, 2003, GE has waived violations of these covenants as of that date and until February 28, 2003. The Company may be required to request additional waivers if it is not in compliance with this and other covenants at March 31, 2003. There is no assurance the Company will be able to obtain these waivers. This agreement is subject to cancellation by GE at any time. The Company must pay a fee of up to 2% of the aggregate outstanding borrowings under the Agreement if it cancels the Agreement before June 30, 2004.

Motorcoach Shell Cost payables: The shell manufacturer provides the Company with a certain number of motorcoach shells on a consignment basis for a defined period of time (generally 4 months). Payment is required for each shell at the time it is sold or at the end of the consignment period, whichever occurs sooner. The consignor has the right to demand payment for the shell or to have the consigned unit returned at the end of the consignment term of each shell.

Line of Credit: On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (Agreement) with U.S. Bank in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and a $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60 day period requested by the Company until July 31, 2003. This Agreement is for a three-year period with annual interest accruing on outstanding balances at 4.75% and 6.75%, which is prime plus 0.50 percent at December 31, 2002 and prime plus 2.0% at December 31, 2001, respectively. The proceeds from the $7.2 million term notes were used to repay $4.4 million of existing term notes with the balance of $2.8 million reducing borrowings on the revolving credit note. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note will be based on a 60 month amortization with the unpaid balance due on June 30, 2005. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of December 31, 2002, net availability on the revolving credit line was $8.4 million with about $6.8 million outstanding. The Agreement requires the Company to notify the Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended, commencing with the fiscal quarter ended June 30, 2002; not to exceed a maximum consolidated total liabilities to consolidated tangible net worth ratio of 4.25 to 1.0 as of the last day of each quarter commencing with the quarter ended June 30, 2002; achieve a minimum consolidated EBITDA of $9 million during each fiscal year and not to exceed aggregate capital expenditures of $2 million in any fiscal year. The Company may not have any unwaived violations of agreements with other lenders. The Company was in compliance with the amended covenant requirements as required for the quarter ended December 31, 2002 except for the minimum EBIDTA requirement and on April 14, 2003, received a waiver of this violation at December 31, 2002, and as discussed above, has obtained waivers of violations of its agreement with GE.

Checks Issued Not Yet Presented: In connection with the U.S Bank line of credit, the Company has a controlled disbursement bank account. Deposits are applied to reduce the outstanding balance on the line of credit and advances from the line of credit are used to pay the checks issued when they are presented to the bank for payment. As of December 31, 2002 and 2001, there was $1.4 million and $3.1 million, respectively, of checks that had been issued but not yet presented for payment.

Subordinated Promissory Note: On January 30, 2002, the Company entered into an agreement with a private corporate investor to borrow $1.5 million. The debt is due in full, together with interest at the rate of 6.5% per annum, on April 15, 2003. The entire amount is repayable in cash or may be converted to common stock at the option of the lender at the lower of $3.00 per share or the daily average closing market price during the period from April 30, 2002 until October 31, 2002 ($2.45). This note is secured by a second mortgage on the Company’s Cresco, Iowa property and the proceeds from the Company’s income tax refund, subject to the terms and conditions of the subordination agreement with U.S. Bank. As a fee for this loan, the Company issued to the private investor, 150,000 warrants convertible to common stock at $2.00 per share, which must be exercised within the next five years ending January 30, 2007. As discussed in Note 14 to these consolidated financial statements, a value to $95,000 was assigned to these warrants and amortized to interest expense in 2002 over the original term of the note that matured on December 31,2002. The maturity has been subsequently extended to April 15, 2003.

Other Long-Term Debt: Other long-term debt consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Bank term notes payable; interest at prime plus 0.5% (4.75% at December 31, 2002) payable in monthly installments of $120 plus interest; balance due June 30, 2005; contains same collateral and covenant provisions as Revolving Loan and Security Agreement. Refinanced on July 31, 2002	$7,064	$5,273
Mortgage notes, interest at LIBOR plus 4.80 (6.94% at December 31, 2001) payable in full on March 30, 2002; collateralized by Florida real estate; paid in full in 2002		3,857
Capitalized lease of Florida real estate; payable in monthly installments of $50 thru July 31, 2007 with 5% annual increase thereafter until initial term ends on July 31, 2009	4,886	—
Bank notes payable; interest at 6.5%; interest only until August 2002, then $27 payable monthly including interest; balance due July 2005; collateralized by aircraft	3,007	3,056
Notes and capitalized leases to banks and others, interest at average of 5.6%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	159	259

Total	15,116	12,445
Less current maturities	(7,886)	(9,299)

	$7,230	$3,146

Mortgage Notes and Capitalized lease: On June 28, 2002 the Company satisfied in full its $3.9 million mortgage notes with Wachovia Bank on the Company’s Sanford, Florida sales and service center. These obligations were paid-off with proceeds of $5.0 million received from GBNM Partnership in connection with its July 31, 2002 purchase of the sales and service center in Sanford, Florida. The Company entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this has been recorded as a sale/leaseback financing transaction and no gain or loss was recognized.

Interest Rate Swap Agreement: The Company was a party to an interest rate swap with First Union Bank. The agreement hedged a portion of its exposure to fluctuations on one bank note, under the terms of a Forbearance and Loan Modification Agreement with First Union. This agreement terminated on June 30, 2002, when the related debt was paid. It was accounted for as a hedge, with any realized gains or losses recognized currently as an adjustment to interest expense. The notional amount of the swap transaction was $4.0 million at a fixed rate of 7.34 percent. During 2001, the fair market value of this swap decreased by $159,000 to a cumulative loss of $142,000 at December 31, 2001, including $109,000 which was recorded as “other expense” in 2001 and $24,000, net of tax, which was recorded as shown in the Consolidated Statements of Shareholders’ Investment and Comprehensive Loss as a comprehensive loss and adjustment to notes payable and deferred tax assets. The unrealized portion of this swap was recognized on June 30, 2002, when the First Union note is paid in full and swap is terminated with a payment of $149,000.

Annual maturities of total long-term debt during the five years subsequent to December 31, 2002 are as follows (in thousands):

Year	Amount
2003	$7,886
2004	5,681
2005	1,522
2006	16
2007	11

The Company was not in compliance with certain covenants of U.S Bank and GE financing agreements at December 31, 2002, which were subsequently waived in 2003. However, the debt with respect to these new agreements will continue to be classified as current liabilities and due within one year until the Company has additional experience and success in maintaining profitable operations and demonstrating the ability to continue compliance with the debt covenants through December 31, 2003.

Note 10. Commitments and Contingencies

Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to purchase certain repossessed products from the financial institutions or to reimburse the institutions for unpaid balances including finance charges, plus costs and expenses. The Company was contingently liable under these arrangements for a maximum amount of $10.1 million at December 31, 2002. During 2002, the Company repurchased $273,000 from a financial institution due to the default of a dealer. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on annual basis has been less than 1 percent of annual sales and the repossessed inventory has been sold to other dealers without a loss. The Company has no motorcoach dealers and, accordingly, has no repurchase obligation with respect to motorcoaches.

The Company has a separate agreement that provides approximately $250,000 for job training purposes from the State of Iowa. The amounts are to be repaid, together with interest, over a ten-year period from state withholding taxes on employees at the Company’s Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual exposure under these programs varies as follows: For health claims there is an annual stop loss limit of $125,000 per claim but no aggregate loss limit. For workers compensation claims there is a $250,000 occurrence limit and an aggregate limit of $2.2 million. At December 31, 2002, $2.2 million was accrued for estimated incurred but not reported and unpaid claims. The Company has obtained irrevocable standby letters of credit in the amount of $2.8 million in favor of the workers’ compensation claims administrators to guarantee settlement of claims. An additional $497,500 letter of credit is required to be provided in March 2003, which is expected to be partially offset by reductions in existing letters of credit.

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expense under these operating leases for the years ended December 31, 2002, 2001, and 2000, was approximately $1.3 million, $1.2 million, and $1.2 million, respectively. The approximate annual minimum future lease payments under these operating leases for the five years subsequent to December 31, 2002 are as follows (in thousands):

Year	Amount
2003	$1,064
2004	969
2005	790
2006	684
2007	557
Thereafter	889

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the financial position of the Company.

The Company has obtained fixed price commitments from certain suppliers for about 80 percent of its expected aluminum requirements in 2003 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 3 to these consolidated financial statements. Following is a summary of the changes in these liabilities during the years ended December 31, 2002 and 2001 (In thousands):

	2002	2001
Provision for units sold during period	$1,516	$2,266
Adjustments of prior period provision	236	—
Claims paid during the period	(2,156)	(1,988)

Net increase (decrease) in liability	(404)	278
Balance, beginning of year	1,835	1,557

Balance, end of year	$1,431	$1,835

Note 11. Deferred Grant Income

Deferred grant income consists of forgivable loans (grants) in an aggregate amount of approximately $2 million provided to the Company by various governmental units to assist with the establishment of the Company’s headquarters and production facility in Cresco, Iowa and its Nashua, Iowa production facility. These loans have been forgiven based on fulfillment and retention of job creation goals through June 1999. These grants are being recognized as income as they are earned. Income recognized for these grants was approximately $15,000 in each fiscal year ended December 31, 2002, 2001 and 2000.

Note 12. Employee Retirement Savings Plan

The Company sponsors a 401(k) employee retirement savings plan, which covers substantially all employees after one year of employment. The Company may annually elect to match a portion of the each employee’s contributions and has elected to match a portion of the first four percent of such contributions in the years ended December 31, 2002, 2001 and 2000. No matching contribution was made in 2001. The Company’s contributions to the plan were $ 180,000, $ 0, and $208,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 13. Related-Party Transactions

The Company recorded sales of approximately $3.3 million, $2.8 million, and $2.5 million in 2002, 2001, and 2000, respectively, to authorized Featherlite dealers and Featherlite Credit Corporation, which are entities owned by majority shareholders and executives of the Company. These sales were made at the same prices offered other Featherlite dealers. The Company has no repurchase commitments to these entities. The Company had receivables from these related parties of $100,000 at December 31, 2002 and $97,000 at December 31, 2001.

The Company has leased equipment from certain shareholders/executives during current and prior periods. Payments related on these leases totaled $86,000 in 2002, $82,000 in 2001 and $50,000 in 2000. During 2002, 2001, and 2000, the Company also leased various aircraft from certain shareholders. Payments for leased aircraft totaled $26,000 in 2002, $49,000 in 2001, and $20,000 in 2000.

Featherlite Credit Corporation reimbursed the Company $87,000, $86,000, and $63,000 for salaries and other costs paid by the Company in 2002, 2001, and 2000, respectively.

In 2001, the Company agreed to pay $303,000 to Clement Properties, an entity owned by the majority shareholders of the Company for costs incurred related to the acquisition and development of land for a sales and service center in North Carolina. The Company decided not to lease this property and agreed to pay this amount to be released from this obligation. This amount is being paid in equal monthly installments over a three year period without interest ending in February 2005, with $90,000 paid in 2002.

In 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC will purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one year period at market prices. ULC is a related party controlled by executive officers and majority shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite will also have agreements with ULC to lease it office space and to provide service work on the ULC motorcoaches.

Note 14. Shareholders’ Investment

Capitalization: The Company’s authorized capital is 40 million shares of no par common stock and 10 million shares of undesignated stock. No shares of undesignated stock are outstanding and no rights or preferences have been established for these shares by the Board of Directors.

Subordinated Convertible Promissory Note: On January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note and a warrant for 150,000 shares on the Company’s common stock. This note is due in full on April 15, 2003 or may be converted at that time to common stock at the option of the holder, subject to provisions of the U.S. Bank and GE subordination agreements. The conversion price for this note is the lower of $3.00 per share or the average closing market price of the Company’s common stock between April 30, 2002 and October 31, 2002, which was $2.45. Using $2.45 as the conversion factor, this note could be converted into 612,244 shares of common stock. Interest that accrues on this note at the rate of 6.5 percent per year may also be converted into common stock at the same conversion price if not paid in cash. The warrant was assigned a fair value of $95,000 using the Black-Sholes option pricing model. The face amount of the convertible note was reduced and paid-in capital increased by the fair value assigned to the warrant. This amount was amortized to interest expense in 2002 over the original term of the note that matured on December 31, 2002. The maturity date was subsequently extended to April 15, 2003. The warrant may be exercised at any time before January 31, 2007 at a price of $2.00 per common share.

Stock Option Plan: At December 31, 1998, the Company reserved 1,100,000 shares of common stock for issuance as options under the Company’s 1994 Stock Option Plan (the Plan). These options may be granted to employees and directors at the discretion of the Board of Directors, which may grant either incentive stock options or non-statutory stock options.

All incentive options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant (110 percent for employees owning more than 10 percent of the outstanding stock on the date of grant). The options are non-transferable and expire at varying dates, but do not exceed ten years from date of grant.

Grants under the Plan are accounted for using APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for grants under the Plan. Had compensation cost for the Plan been based on the grant date fair values of awards (the method prescribed by SFAS No. 123) reported net income (loss) and net income (loss) per share would have been the pro forma amounts shown below:

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for grants in 2002, 2001, and 2000:

	2002	2001	2000
Dividend Rate	0%	0%	0%
Price Volatility—5 year options	71.0%	55.7%	58.4%
Price Volatility—10 year options	71.5%	56.8%	59.2%
Risk-free interest rate—5-year options	4.4%	4.9%	6.3%
Risk-free interest rate—10-year options	4.0%	4.1%	6.6%
Expected life—5 year options	5 yrs.	5 yrs.	5 yrs.
Expected life—10 year options	10 yrs.	10 yrs.	10 yrs.

A summary of the status of the Plan at December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price
2000
Outstanding, beginning of year	536,160	$6.16
Granted	32,000	$4.67
Forfeited	(92,554)	$7.09

Outstanding, end of year	475,606	$6.00

Exercisable at end of year	385,406
Weighted average fair value per share of options granted during the year	$3.24
2001
Outstanding, beginning of year	475,606	$6.00
Granted	389,300	$2.54
Forfeited	(29,506)	$5.83

Outstanding, end of year	835,400	$4.95

Exercisable at end of year	508,200
Weighted average fair value per share of options granted during the year	$1.78
2002
Outstanding, beginning of year	835,400	$4.95
Granted	380,500	$1.95
Forfeited or cancelled	(378,000)	$5.44

Outstanding, end of year	837,900	$2.60

Exercisable at end of year	637,300
Weighted average fair value per share of options granted during the year	$1.43

In February 2002, the Board of Directors authorized the officers of the Company to offer the holders of 396,500 outstanding stock options the opportunity to voluntarily cancel all or certain of these options and replace them with an equal number of new stock options to be issued with an exercise price equal to the fair market value of one share of common stock as determined six months and one day from the effective date of cancellation of such outstanding options, which enabled the Company to avoid recognizing any compensation expense for these cancelled and reissued options. Stock options totaling 344,500 shares were cancelled as of May 25, 2002 and reissued on November 25, 2002 at the closing market price ($1.81) on that date.

At December 31, 2002, options outstanding have exercise prices ranging from $1.11 to $10.00 and a weighted average remaining contractual life of 5.8 years. Following is a summary of exercise price ranges of the options outstanding at December 31, 2002:

Exercise Price Range	Options Outstanding
$1.00 to $1.99	366,500
$2.00 to $2.99	356,400
$3.00 to $4.99	48,000
$5.00 to $6.99	61,000
$ 7.00 or more	6,000

Total	837,900

Net Income (Loss) Per Share: Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income (loss) per share for the years ended December 31, 2002, 2001, and 2000 (in thousands, except per share data):

	2002	2001	2000
Net (loss) income available to common shareholders	$2,695	$(8,847)	$(9,864)

Weighted average number of shares outstanding—basic	6,535	6,535	6,531

Dilutive effect of:
Stock Options	27	—	—
Convertible promissory note and interest	596	—	—
Warrants	18	—	—

Weighted average number of shares outstanding—diluted	7,158	6,535	6,531

Net (loss) income per share—basic	$0.41	$(1.35)	$(1.51)

Net (loss) income per share—diluted	$0 38	$(1.35)	$(1.51)

Stock options for 471,400 shares, 835,400 shares and 475,606 shares at December 31, 2002, 2001 and 2000, respectively, were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

Note 15. Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131 “Disclosure About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Corporate and other primarily includes the aircraft operations, corporate officers and administration. The Company’s sales are not materially dependent on a single customer or small group of customers.

Management evaluates the performance of each segment based on income before taxes. The Company allocates corporate selling and administrative expenses to each segment. During 2001, management adopted a policy of ceasing to charge interest on intercompany borrowing balances and to retain all interest expense related to the U.S. Bank line of credit in the Corporate and other division. Prior period results have been restated to conform with this new policy, which had no affect on consolidated income (loss) before income taxes.

The following table shows the Company’s business segments and related financial information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
2002
Revenues from unaffiliated customers	$105,797	$87,369	$—	$193,166
Interest expense (income)	505	1,571	956	3,032
Depreciation and amortization	1,003	633	499	2,135
Income (loss) before taxes	5,444	(382)	(2,625)	2,437
Identifiable assets	29,023	57,311	5,937	92,271
Capital expenditures	1,171	359	96	1,626
2001
Revenues from unaffiliated customers	$106,194	$106,592	$—	$212,786
Interest expense	583	2,526	1,191	4,300
Depreciation and amortization	1,065	731	484	2,280
Income (loss) before taxes	2,534	(9,329)	(3,292)	(10,087)
Identifiable assets	31,546	58,983	6,642	97,171
Capital expenditures	277	145	122	544

2000
Revenues from unaffiliated customers	$130,019	$112,467	$—	$242,486
Interest expense	707	2,554	1,735	4,996
Depreciation and amortization	1,192	1,188	593	2,973
Income (loss) before taxes	6,523	(14,367)	(2,748)	(10,592)
Identifiable assets	34,921	77,552	11,486	123,959
Capital expenditures	848	1,160	640	2,648

Geographic information for the same years is as follows (in thousands):

	2002	2001	2000
Revenues from unaffiliated customers
United States	$188,138	$208,234	$236,982
Canada and other regions	5,128	4,552	5,504

Consolidated	$193,166	$212,786	$242,486

The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies.

Revenue attributed to geographic locations is based on the location of the customer.

EXHIBIT INDEX

TO

FORM 10-K FOR FISCAL YEAR ENDED

DECEMBER 31, 2002

FEATHERLITE, INC.

EXHIBIT NUMBER	DESCRIPTION

3.1	The Company’s Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to Company’s 10-Q for the quarter ended March 31, 1998*

3.2	The Company’s Bylaws, as amended—incorporated by reference to Exhibit 3.2 to Company’s S-1 Registration Statement, Reg. No. 33-82564*

4.1	Specimen Form of the Company’s Common Stock Certificate—incorporated by reference to Exhibit 4.1 to Company’s S-1 Registration Statement, Reg. No. 33-82564*

10.1	**1994 Stock Option Plan, including Form of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.2 to Company’s S-1 Registration Statement, Reg. No. 82564*

10.2	**Amendment to 1994 Stock Option Plan dated May 14, 1996—incorporated by reference to Exhibit 10.23 to Company’s 10-K for the fiscal year ended December 31, 1996*

10.3	Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College—incorporated by reference to Exhibit 10.10 to Company’s S-1 Registration Statement, Reg. No. 33-82564*

10.4

Inventory Repurchase Agreement, dated September 12, 1990, between the Company and NationsCredit Commercial Corporation (formerly Chrysler First Commercial Corporation Limited)—incorporated by reference to Exhibit 10.12 to Company’s S-1 Registration Statement, Reg. No. 33-82564*

10.5	Floorplan Agreement, dated March 27, 1992, between the Company and ITT Commercial Finance Corp.—incorporated by reference to Exhibit 10.13 to Company’s S-1 Registration Statement, Reg. No. 33-82564*

10.6

Inventory Repurchase Agreement, dated February 27, 1995, between the Company and TransAmerica Commercial Finance Corporation—incorporated by reference to Exhibit 10.23 to Company’s Form 10-K for the fiscal year ended December 31, 1995*

10.7

Agreement for wholesale financing dated October 3, 1996 between the Company and Deutsche Financial Services—incorporated by reference to Exhibit 10.22 to Company’s 10-K for the fiscal year ended December 31, 1996*

10.10

Loan Modification and Forbearance Agreement dated October 1, 2001 between Featherlite, Inc. and First Union National Bank—incorporated by reference to Exhibit 10.1 to Company’s 10-Q for the quarter ended September 30, 2001*

10.11

Standstill Agreement dated January 31, 2002 between Company and U.S. Bank National Association—incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2001*

10.12

Agreement to Make Secured Loan dated January 31, 2002 between Company and Bulk Resources, Inc.—incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2001*

10.13	Consignment Agreement dated January 31, 2002 between the Company and Prevost Car, Inc.—incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001*

10.14

Fixed-Price Purchase and Sale Agreement dated February 18, 2002 between the Company and Indalex Aluminum Solutions—incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2001***

10.15

Letter agreement dated December 13, 2001 between Company and Alcoa Extruded Construction Products—incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2001***

10.16

Fixed-Price Purchase and Sale Agreement dated March 4, 2002 between the Company and Indalex Aluminum Solutions—incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001***

10.17

Letter agreement dated March 4, 2002 between Company and Alcoa Extruded Construction Products—incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2001***

10.18	Letter agreement with Aluminum Shapes L.L.C. dated October 26,2000—incorporated by reference to Exhibit 27 to the Company’s Form 10-K for the year ended December 31, 2000.***

10.19	Letter agreement with Bulk Resources dated March 15, 2002—incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2001*

10.20

First Modification and Amendment to Loan Modification and Forbearance Agreement as of April 1, 2002 between the Company and Wachovia Bank, N.A—incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001*.

10.21

First Amendment to Standstill Agreement as of April 30, 2002, between the Company and U.S.Bank—incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002*.

10.22

Amended and Restated Loan Agreement Between U.S. Bank National Association and Featherlite, Inc. dated July 31, 2002—incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002*.

10.23

Amendment No. 5 to Amended and Restated Agreement for Wholesale Financing Between Deutsche Financial Services Corporation and Featherlite, Inc. dated July 31, 2002—incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002*.

10.24	Commercial Lease Between GBNM Partnership and Featherlite, Inc.—incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002*.

10.25	Letter agreement dated August 19, 2002 between Company and Tifton Aluminum Company, Inc. ***

10.26	Letter agreement dated September 26, 2002 between Company and Tifton Aluminum Company, Inc. ***

10.27	Letter agreement dated November 16, 2002 between Company and Tifton Aluminum Company, Inc. ***

10.28	Fixed-Price Purchase and Sale Agreement dated August 16, 2002 between the Company and Indalex, Inc. ***

10.29	Fixed-Price Purchase and Sale Agreement dated August 6, 2002 between the Company and Indalex, Inc. ***

10.30	Fixed-Price Purchase and Sale Agreement dated September 13, 2002 between the Company and Indalex, Inc.***

10.31	Letter agreement dated December 3, 2002 between the Company and Aluminum Line Products Co.***

10.32	Letter agreement dated July 29, 2002 between the Company and Aluminum Line Products Co.***

10.33	Letter agreement dated August 5, 2002 between the Company and Tifton Aluminum Company, Inc.***

10.34	Letter agreement dated November 13, 2002 between the Company and Tifton Aluminum Company, Inc.***

10.35	Supply agreement dated March 3 2003 between the Company and Integris Metals, Inc.***

10.36	Fixed-Price Purchase and Sale Agreement dated November 13, 2002 between the Company and Indalex, Inc.***

21	Subsidiaries of the Company:
	Name	State of Incorporation

	Featherlite Aviation Company	Minnesota

23.1	Consent of Deloitte & Touche LLP

23.2	Inability to Obtain Consent of Prior Year Auditor

24	Powers of Attorney of directors—included under the “Signatures” section of this Form 10-K

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3

Letter to Securities and Exchange Commission, Pursuant to Temporary Note 3T, dated March 25, 2002—incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2001*.

*	Incorporated by reference to a previously filed document or report (File #0-24804, unless otherwise indicated)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K.

***	Portions of these documents have been omitted pursuant to a request for confidential treatment

FEATHERLITE, INC.

SCHEDULE II—SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions
Year ended December 31, 2000
Allowance for doubtful accounts	$65	$163		$48	$180
Year ended December 31, 2001
Allowance for doubtful accounts	180	133		128	185
Year ended December 31, 2002
Allowance for doubtful accounts	185	208		28	365

(1)	Write off of doubtful accounts