Form 10-Q
period 2003-03-31
FEATHERLITE INC
filed 2003-05-13
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission File Number: 0-24804

Featherlite, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1621676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highways 63 and 9, P.O. Box 320, Cresco, IA 52136

(Address of principal executive offices)

563-547-6000

(Registrant’s telephone number, including area code)

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

☒  Yes        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,535,104 shares as of May 10, 2003

FEATHERLITE, INC.

Part I:    FINANCIAL INFORMATION

Item 1:

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash	$525	$218
Receivables	4,189	6,117
Refundable income taxes	379	1,129
Inventories
Raw materials	5,666	6,330
Work in process	12,157	10,125
Finished trailers/motorcoaches	22,090	22,860
Used trailers/motorcoaches	21,442	22,144

Total inventories	61,355	61,459
Prepaid expenses	1,483	2,010

Total current assets	67,931	70,933

Property and equipment, net	16,632	16,697
Other assets	4,564	4,641

	$89,127	$92,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$7,640	$7,886
Bank line of credit	5,314	6,799
Checks issued, not yet presented	1,962	1,408
Wholesale financing and other notes payable	24,414	25,963
Subordinated convertible debt	1,500	1,500
Motorcoach shell costs payable	7,035	5,655
Accounts payable	3,222	3,423
Trade creditor repayment plan	2,446	2,515
Accrued liabilities	7,329	8,375
Customer deposits	1,775	1,317

Total current liabilities	62,637	64,841
Long-term debt, net of current maturities	7,535	7,230
Trade creditors repayment plan, net of current maturities	1,605	2,170
Other long-term liabilities	72	75
Commitments and contingencies (Note 6)
Shareholders’ equity	17,278	17,955

	$89,127	$92,271

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three months Ended March 31,
	2003	2002
Net sales	$41,710	$60,605
Cost of sales	36,572	52,750

Gross profit	5,138	7,855
Selling and administrative expenses	5,530	5,310

Income (loss) from operations	(392)	2,545
Other income (expense)
Interest	(684)	(811)
Other, net	145	14

Total other expense	(539)	(797)

Income (loss) before income taxes	(931)	1,748
Provision (benefit) for income taxes	(255)	647

Net income (loss)	$(676)	$1,101

Net income (loss) per share—basic	$(0.10)	$0.17

Net income (loss) per share—diluted	$(0.09)	$0.17

Average common shares outstanding—basic	6,535	6,535

Average common shares outstanding—diluted	7,319	6,535

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months Ended March 31,
	2003	2002
Cash provided by (used for) operating activities
Net income (loss)	$(676)	$1,101
Depreciation & amortization	625	504
Other non cash adjustments, net	24	(315)
Decrease in refundable income taxes	750	2,755
Decrease in working capital items, net	3,071	3,079

Net cash provided by operating activities	3,794	7,124

Cash used for investing activities
Purchases of property and equipment, net	(408)	(129)
Investment in Featherlite Chemicals, Inc.	(26)	—

Net cash used for investing activities	(434)	(129)

Cash used for financing activities
Reduction in trade creditor payment plan	(633)	(171)
Decrease in short-term debt, net	(3,034)	(6,964)
Decrease in long-term debt, net	60	(2,098)
Increase in subordinated debt	—	1,500
Increase in checks issued not yet presented	554	612

Net cash used for financing activities	(3,053)	(7,121)

Net cash increase (decrease) for period	307	(126)
Cash balance, beginning of period	218	247

Cash balance, end of period	$525	$121

See notes to unaudited condensed consolidated financial statements

FEATHERLITE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Featherlite, Inc. (“Company”) have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three months ended March 31, 2003 and 2002. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

The Company’s critical accounting policies are discussed elsewhere in this report.

Note 2. Going Concern Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, no assurance can be given that the Company will continue as a going concern. The removal of this uncertainty is dependent upon the Company’s ability to regain compliance with the terms and covenants of the Company’s amended loan agreements, continue compliance with its Trade Creditor Repayment Plan, and ultimately the continued generation of sufficient cash flow from operations to meet its obligations on a timely basis.

As discussed in Note 5, the Company was not in compliance with certain covenants of credit agreements with its two principal lender and has waivers for these violations. Waivers have been requested for these violations, and the Company believes they will be granted. However, the Company cannot provide assurance that it will regain compliance with these restrictive debt covenants in future. Continued violation of these covenants may result in such lenders treating as immediately due and payable approximately $36.3 of debt outstanding as of March 31, 2003. As a result, the Company is unable to ascertain whether it will have sufficient liquidity available under these credit agreements. These matters raise doubts about the Company’s ability to continue as a going concern.

During the first quarter of 2003, the Company’s operations provided cash of $3.8 million, including the collection of a $1.0 million income tax receivable and a $3.1 million net reduction in receivables and other working capital items. At March 31, 2003, the Company’s revolving credit line availability was $3.5 million compared to $1.8 million at December 31, 2002. During the quarter, a special advance of $1.0 million received from U. S. Bank National Association (U.S. Bank) in December, 2002 was reduced by $500,000.

During the second quarter of 2003, the Company has scheduled payments for debt principal and interest, trade creditor plan payments and other fixed obligations that will require cash flows of $2.7 million and must reduce a special advance from U.S. Bank by the remaining $500,000. The Company’s operating plan for this period projects that sufficient cash flow will be generated to meet these requirements. However, management cannot provide assurance that these funds will be available to meet these obligations on a timely basis and that the Company will maintain successful operations. The Company may need to seek additional funding from other sources to meet its obligations in 2003.

Financing available under the Company’s wholesale financing plan for motorcoaches will change on July 31, 2003 when new motorcoaches and used motorcoaches more than 365 days old, respectively, will be financed at reduced advance rates. After July 31, 2003, advance rates on new coaches more than 365 days from the date of completion will be reduced from 90 percent to 70 percent, and no financing will be available on new coaches more than 720 days from date of completion. The advance rate on used motorcoaches more than 365 days from date of acquisition or more than 10 model years old will be reduced to zero. The Company has requested the advance rate on used motorcoaches more than 365 days old be reduced at the rate of 6 percent per month beginning August 1, 2003 from 70 percent, and believes this change will be accepted by the lender. In any case, the Company will either need to sell this inventory, obtain an extension of existing financing or arrange other financing by no later than July 31, 2003 to cover the reduced borrowings available on the wholesale financing agreement.

Note 3: Other Assets

There were no aircraft purchases or sales during the three-month periods ended March 31, 2003 and 2002. The aircraft with a net book value of $3.1 million at March 31, 2003 is being depreciated at the rate of $40,000 per month.

During the quarter ended March 31, 2003, the Company paid $26,000 and accrued a liability of $76,000 for its $102,000 capital contribution to Featherlite Chemicals, LLC, a Delaware limited liability corporation (FCC)) for a 51 percent ownership interest in FCC. The purpose of FCC will be to market and sell car care products manufactured by Benbow Chemical Packaging, Inc. under the Featherlite Car Care brand name and a NASCAR license agreement. Since there has been no significant business activity for FCC during the quarter ended March 31, 2003 this investment is recorded in Other Assets and has not been consolidated in these financial statements.

Note 4: Restructuring Charge

In 2001, the Company adopted a plan to shutdown and sublease its Pryor, Oklahoma manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. The Company closed the facility in August 2001. An accrual of $4.5 million was recorded in the financial statements in 2001, including a $2.9 million charge to cost of sales to provide for exit and other costs related to this restructuring following the guidance of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. As a result of the Company’s inability to sublease this facility in 2002, the Company began to formulate a plan to use this facility again as a sales facility for used coaches owned by others and held by the Company on a consignment basis. In the fourth quarter of 2002, an additional $400,000 was accrued for estimated lease and other costs to be incurred until this facility is put back into productive use and generates sufficient revenue to cover the costs of operation, including the lease, which the Company estimates will occur in 2003. At March 31, 2003, approximately $302,000 of restructuring costs remains accrued for rent and other costs related to holding this facility.

Note 5: Debt Financing Arrangements

On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (“Agreement”) with U.S. Bank in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and a $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60 day period requested by the Company until July 31, 2003. This Agreement is for a three-year period with annual interest accruing on outstanding balances at prime plus 0.50 percent. The Agreement requires the Company to notify the bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended, commencing with the fiscal quarter ended June 30, 2002; maintain a maximum consolidated total liabilities to consolidated tangible net worth ratio not to exceed 4.25 to 1.0 as of the last day of each quarter commencing with the quarter ended June 30, 2002; achieve minimum consolidated EBITDA of $9 million during each fiscal year and aggregate capital expenditures not to exceed $2 million in any fiscal year.

The Company’s motorcoach wholesale financing agreement with GE Commercial Distribution Finance Company (GE) (formerly Deutsche Financial Services Corporation), which was amended in 2002, provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. Amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. After July 31, 2002, the Agreement reduces the advance rate on new coaches more than 365 days old based on date of completion from 90% to 70% and provides no financing on used coaches more than 365 days old based on date of acquisition and on coaches older than 10 model years. Borrowings bear interest at prime plus 0.25% when prime is less than 6.25%, otherwise at the prime rate and are secured by the financed motorcoaches and other assets of the Company. The agreement requires, among other covenants: a minimum defined tangible current ratio of 1.2 as determined quarterly; a minimum tangible net worth of $14 million through December 31, 2002 and $15 million at March 31, 2003 and thereafter; a ratio of debt to tangible net worth not to exceed 5 to 1 as determined quarterly; achievement of positive net income at the end of each month for the three-month period then ended.

The Company was not in compliance with certain financial covenants of these credit agreements as of March 31, 2003, and has requested waivers of these violations, as follows:

(1)	The Company did not achieve the minimum fixed charge ratio of 1.05 to 1 for the quarter ended March 31, 2003, and has requested a waiver of this requirement for the quarter.

(2)	The Company did not achieve the required minimum ratio of current tangible assets to current liabilities of 1.2 for the fiscal quarter ended March 31, 2003, and did not have a positive net income for the three-month period ended March 31, 2003. Waivers have been requested for these violations.

The Company’s motorcoach shell manufacturer provides the Company with a number of motorcoach shells on a consignment basis for a defined period of time (generally 4 months). The consignment agreement requires the payment for each shell at the time it is sold or at the end of the consignment period, whichever occurs sooner. The manufacturer has the right to demand payment for the shell or to have the consigned unit returned at the end of the consignment term. If the manufacturer demands return of a shell, it must reimburse the Company for the cost of the raw materials, labor and overhead attributable to improvements made to the shell. At March 31, 2003, the Company owed the manufacturer $1.7 million for shells with expired consignment terms.

On January 30, 2002, the Company entered into an agreement with a private corporate investor to borrow $1.5 million. The maturity date of the subordinated promissory note and the holder’s option to convert the note into common stock was extended from April 15, 2003 until October 15, 2003, and the accrual of interest at 6.5% on the note ceased effective April 15, 2003. The entire amount is repayable in cash or may be converted to common stock at the option of the lender at the lower of $3.00 per share or the daily average closing market price during the period from April 30, 2002 until October 31, 2002 ($2.452). This note is secured by a second mortgage on the Company’s Cresco, Iowa property and the proceeds from the Company’s income tax refund, subject to the terms and conditions of the subordination agreement with U.S. Bank.

Note 6: Commitments and Contingencies

Pursuant to trailer dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $10.2 million at March 31, 2003. During the three months ended March 31, 2003, the Company was not required to make any repurchases under these arrangements. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on an annual basis have been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches.

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At March 31,2003, $2.4 million was accrued for estimated unpaid health and workers compensation claims and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of almost $3.0 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims.

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

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Annual rental payments under these operating leases are estimated to be $1.5 million as of March 31, 2003.

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

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in summary of critical accounting policies described elsewhere in this report. Following is a summary of the changes in these liabilities during the three month period ended March 31, 2003 (in thousands):

Provision for units sold during the period	$531
Adjustments of prior period provision	—
Claims paid during the period	(470)

Net increase in liability during period	61
Balance, December 31, 2002	1,431

Balance, March 31, 2003	$1,492

Note 7: Shareholders’ Equity

Shareholders’ equity may be further detailed as follows (in thousands):

	Mar. 31, 2003	Dec. 31, 2002
Common stock—without par value;
Authorized—40 million shares;
Issued—6,535 shares at Mar. 31, 2003 6,535 shares at Dec. 31, 2002	$16,595	$16,595
Additional paid-in capital	4,157	4,157
Accumulated deficit	(3,474)	(2,797)

Total Shareholders’ equity	$17,278	$17,955

As discussed in Note 5 to these condensed consolidated financial statements, on January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note. This note is due in full on October 15, 2003 (extended from April 15, 2003) or may be converted at that time into common stock at the option of the holder. The conversion price for this note and accrued interest is the lower of $3.00 per share or the average closing market price of the Company’s stock between April 30, 2002 and October 31, 2002, which was $2.452. Using this conversion factor, the note and the accrued interest through April 15, 2003 would be converted into 663,062 shares. The holder of this note also holds a warrant to purchase 150,000 shares that may be exercised at anytime before January 31, 2007 at a price of $2.00 per share.

Note 8: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The Company has no items of comprehensive income for the quarter ended March 31, 2003. At March 31, 2002, the only component of comprehensive income was a gain of $3,000, net of tax, on an interest rate swap that was still in place. This swap was terminated in 2002.

Note 9: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of

837,900 shares at March 31, 2003 and at December 31,2002. These options were granted at prices ranging from $1.11–$10.00 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. No options were granted, exercised or forfeited during the three months ended March 31, 2003.

Note 10: Net Income (Loss) Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income (loss) per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

	2003	2002
Net income (loss) available to common shareholders	$(676)	$1,101
Weighted average number of shares outstanding—basic	6,535	6,535
Dilutive effect of
Stock options	94	—
Convertible promissory note and interest	663	—
Warrants	27	—

Weighted average number of shares outstanding—dilutive	7,319	6,535

Net income (loss) per share—basic	$(0.10)	$0.17
Net income (loss) per share—diluted	$(0.09)	$0.17

Stock options for 471,400 shares at March 31, 2003 and 835,400 shares at March 31, 2002 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

Note 11: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. “Corporate and other” primarily includes the aircraft operation, corporate officers and administration.

Management evaluates the performance of each segment based on income before income taxes. Management has a policy of not charging interest to the segments on intercompany borrowing balances and retains all interest expense related to the U.S. Bank line of credit in the Corporate and other segment.

Information on business segment sales, income before income taxes and assets are as follows for the three-month periods ended March 31, 2003 and 2002 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
2003
Net sales to unaffiliated customers	$23,728	$17,982	$—	$41,710
Income (loss) before income taxes	(246)	350	(1,035)	(931)
Identifiable assets	27,681	55,574	5,872	89,127

2002
Net sales to unaffiliated customers	$27,311	$33,294	$—	$60,605
Income (loss) before income taxes	1,517	927	(696)	1,748
Identifiable assets	28,134	50,754	6,548	85,436

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company’s results of operations and financial condition for the three-month periods ended March 31, 2003 and 2002.

Results of Operations

Three months ended March 31, 2003 and 2002

On a consolidated basis, the Company sustained a net loss for the first quarter ended March 31, 2003, of ($676,000) or ($0.09) cents per diluted share, compared with net income of $1.1 million, or $0.17 cents per diluted share in the first quarter of 2002. This significant decrease reflects reduced gross profit as the result of lower sales in the first quarter of 2003 as compared to the same quarter last year.

Consolidated net sales for the first quarter of 2003 decreased by $18.9 million (31.2 percent) to $41.7 million compared with $60.6 million in the first quarter of 2002. Sales of specialty trailers and transporters were down by 12.2 percent as there were reduced sales in all product categories except car hauler and utility trailers. Motorcoach segment sales were down 46 percent as sales of new motorcoaches decreased by 41.2 percent and there was a decline of 58 percent in sales of used coaches. The first quarter of 2003 did not experience the same significant surge in sales that occurred in the first quarter of 2002. The Company believes sales in the first quarter of 2003 have been slowed due to general economic uncertainty, as well as the dampening effect of the war with Iraq.

Consolidated gross profit margin decreased by $2.7 million to $5.1 million in the first quarter of 2003 from $7.8 million in the same quarter in 2002. As a percentage of sales, consolidated gross profit margin for the quarter was 12.3 percent in 2003 compared to 13.0 percent in 2002. This decline in consolidated gross profit margin mainly reflects the decline in net sales as discussed above, but was partially attributable to lower margins on trailer sales and partially offset by improved gross margins realized on motorcoach segment sales. Motorcoach gross profit margins improved by 4.0 percentage points as higher margins were realized on sales of both new and used units. In the first quarter of 2002, lower margins were realized on new motorcoach sales as non-current models were sold at reduced prices. Trailer margins were 5.6 percentage points lower in the first quarter of 2003 compared to the same quarter in 2002 as a result of increased material costs because of changes in product mix and less efficient labor and overhead utilization as the result of changes in sales volume and product mix.

Consolidated selling and administrative expenses increased in the first quarter of 2003 by $219,000 to $5.5 million, a 4.1 percent increase from $5.3 million in the first quarter of 2002. As a percentage of sales, these expenses increased to 13.3 percent in 2002 from 8.8 percent in 2002, primarily reflecting the reduced sales volume. Trailer segment expenses remained essentially unchanged. Motorcoach segment expenses decreased by 17 percent due mainly to reduced commissions as the result of lower sales and lower advertising and promotion costs. Corporate expenses increased by $581,000 primarily as the result of fees and costs related to investigating outside financing alternatives and increased depreciation on the aircraft.

Consolidated interest expense decreased by $126,000 in the first quarter of 2003 compared to 2002 as the result of lower average interest rates in 2003. Other income, net, increased by $132,000 in the first quarter of 2003 because of the non-

recurrence of financial advisory fees related to investigating strategic financing alternatives in 2002.

Consolidated income (loss) before taxes (IBT) decreased by $2.7 million in the first quarter of 2003 compared to the same quarter in 2002. This decrease reflects a decrease in trailer segment IBT of $1.8 million, a decrease in motorcoach segment IBT of $577,000 and an increase in corporate net expense by $339,000 for the reasons discussed above.

A benefit for income taxes of 27 percent was provided in 2003 compared to an income tax provision rate of 37 percent in 2002. The benefit rate in 2003 reflects the anticipated benefits due to utilization of the current quarter loss either to offset future income during 2003 or to carryback to 2002 for a refund of Federal income tax deposits, net of minimum state tax payments made during the quarter.

Outlook

The Company is cautious concerning sales in 2003. The softening of sales in relation to plan in the third and fourth quarters of 2002 has continued into the early months of 2003, particularly in the trailer segment, as the stationary economy and consumer uncertainty continues. At March 31, 2003, the trailer order backlog was $14.8 million compared to $18.6 million at March 31, 2002. At March 31, 2003 the motorcoach backlog was $4.6 million compared to $2.9 million at March 31, 2002. While the Company does not know how long the current order trend will last, it will continue its aggressive measures to promote sales and manage costs. Management expects that sales will improve when national economic business conditions improve. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed 2002 sales volume. Actions are being taken to reduce costs and adjust the work force as required to improve margins and to return to profitability in future quarters.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company will continue to introduced new and enhanced models of trailers in 2003 and add motorcoach models with multiple slide-out features.

In 2003, the Company entered into two agreements that could be beneficial in enhancing its operating results in 2003 and following, as follows:

1. The Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC has the option to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period. ULC is a related party controlled by Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite will also enter into agreements with ULC to lease ULC office space and to provide service on the ULC motorcoaches.

2. The Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC, a Delaware corporation (FCC).

Featherlite will own a 51 percent interest in FCC with Benbow owning the remaining interest. The purpose of FCC will be to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank National Association (U.S. Bank) and with GE Commercial Distribution Finance (GE) (formerly Deutsche Financial Services Corporation). During the quarter ended March 31, 2003, the Company’s operating activities provided net cash of $3.8 million, primarily as the result of a net reduction in current operating items. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company’s revolving lines of credit. At March 31, 2003, the Company had approximately $3.5 million available to borrow on its credit lines compared to $1.8 million at December 31, 2002, an increase of $1.7 million. Total credit line availability at March 31, 2003 includes a $500,000 special advance from U.S. Bank, which was originally due on February 16, 2003, but was extended to April 14, 2003.

The Company’s liquidity is generally measured by a number of key indicators. The Company’s ratio of current assets to current liabilities was 1.08 to 1 at March 31, 2003, compared with a ratio of 1.09 to 1 at December 31, 2002. This ratio will improve as portions of the debt included in current liabilities in the accompanying condensed consolidated balance sheets are reclassified to long-term debt. This will occur if the Company has additional experience and success in maintaining profitable operations and demonstrates an ability to achieve compliance with its restrictive debt covenants on a consistent basis in 2003. The ratio of total debt to shareholders’ investment decreased to 2.69 to 1 at March 31, 2003 from 2.75 to 1 at December 31, 2002.

The uncertainty about the Company’s ability to continue as a going concern remains due to continuing uncertainty regarding liquidity and continued compliance with debt covenants. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the second quarter of 2003, the Company has scheduled payments for debt principal and interest, trade creditor repayment plan and other fixed obligations that will require cash flows of $2.7 million and must repay the remaining balance of $500,000 on the special advance received from U.S. Bank in 2002. These payments are expected to be funded in part by cash generated from operations. As discussed further below, financing available under the Company’s wholesale financing plan for motorcoaches will change on July 31, 2003 when the advance rates on new coaches less than 365 days old will be reduced from 90% to 70% and will be eliminated on used coaches more than 365 days old or 10 model years old. The Company has requested the advance rates on these used coaches be reduced at the rate of 6 percent per month from 70% beginning August 1, 2003, and believes this change will be accepted by the lender. While the Company’s 2003 operating plan projects sufficient cash will be provided by operations to meet its obligations as they become due, management cannot provide assurance that these sources of funds will be adequate to allow the Company to meet all of these and other obligations on a timely basis. The Company may seek additional funding from other sources to enable it to meet its obligations in 2003.

Credit Facilities and Other Financing Activities

Following is a summary of the Company’s agreements with its principal lenders:

1.	The Amended and Restated Loan Agreement (Agreement) with U.S. Bank is in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60-day period requested by the Company until July 31, 2003. This Agreement is for a three-year period ending July 31, 2005, with annual interest accruing at prime plus 0.50 percent on outstanding balances. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of March 31, 2003, net availability on the revolving credit line, including the $500,000 special advance, was $7.5 million with about $5.3 million outstanding. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note ($900,000 at March 31, 2003) will be based on a 60 month amortization with the unpaid balance due on June 30, 2005. The Agreement requires the Company to notify U.S. Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants, as determined quarterly, through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended; a maximum consolidated total liabilities to consolidated tangible net worth ratio not to exceed 4.25 to 1.0 as of the last day of each quarter; achievement of a minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) of $9 million during 2003 and aggregate capital expenditures of not more than $2 million in 2003. The Company is required to obtain waivers for any violations of covenants in agreements with other lenders. At March 31, 2003, the Company was not in compliance with the minimum fixed charge coverage ratio and is negotiating a waiver of this covenant.

2.

The Amended Wholesale Financing Agreement (“Agreement”) with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. This is a two-year agreement, which expires in July 2004, with interest on borrowings at prime rate or if the prime rate is less 6.5 percent, then interest will be at prime rate plus 0.25 percent. Advances under the Agreement are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 365 days from the date of completion from 90 percent to 70 percent and provides no financing on new coaches more than 720 days old and used coaches more than 365 days from date of acquisition or older than 10 model years. This could reduce future aggregate availability under this Agreement. At March 31, 2003, the Company had $10.3 million of used motorcoach inventory that would be ineligible for funding and $6.8 million of new inventory eligible only at a reduced rate after July 31, 2003. As of March 31, 2003, the aggregate availability under this Agreement was $25.0 million with $23.8 million outstanding. The Agreement requires compliance with the following financial covenants: maintainance of a minimum defined tangible net worth and subordinated debt of $15 million for the fiscal quarter for each fiscal quarter ended March 31, 2003 and thereafter; a ratio of debt minus subordinated debt to tangible net worth and subordinated debt not to exceed 5.0 to 1.0 for each fiscal quarter in 2003; achievement a minimum ratio of defined current tangible assets to current liabilities of not less than 1.2 to 1.0 as of the end of the fiscal quarter in 2003 and at the end of each month, achievement of net income greater that zero for the three month period then ended. At March 31, 2003, the Company was not in compliance with the minimum current tangible asset ratio and did not achieve positive net income for the three months ended March 31, 2003. The Company is negotiating waivers of these covenants with GE.

Trade Creditor Repayment Plan

On January 31, 2003, the Company made quarterly payments totaling $633,000 according to the Trade Creditor Repayment Plan (the Plan) schedule worked out with its trade creditors in November 2001. The Company will continue to make quarterly payments with an annual total of $2.5 million for the year 2003 and $2.2 million for the year 2004. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, they frequently require prepayments at the time of order or payment on delivery of the materials. A number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

Certain Other Obligations

As discussed in Note 6 to the unaudited condensed consolidated financial statements, the Company is contingently liable under certain trailer dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite trailer dealers by financial institutions. The Company would be required to repurchase trailer inventory if the financial institution repossesses it and it is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $10.2 million at March 31, 2003.

The Company’s motorcoach shell manufacturer has financed a number of shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment or to repossess shells at the time payment is due. The manufacturer has the right to demand payment for the shell or to have the consigned unit returned at the end of the consignment term. If the manufacturer demands return of a shell, it must reimburse the Company for the cost of the raw materials, labor and overhead attributable to improvements made to the shell. At March 31, 2003, the Company owed the manufacturer $1.7 million for shells with expired consignment terms.

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. For health claims there is an annual stop loss limit of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate limit of $2.2 million. At March 31, 2003, $2.4 million was accrued for estimated incurred but not reported and unpaid health benefit and workers’ compensation claims. The Company has obtained irrevocable standby letters of credit in the amount of almost $3.0 million in favor of the workers’ compensation claim administrators to guarantee payment of claims. The Company was required to increase its letter of credit with such administrators by $497,500 in March 2003 for the policy year beginning in November 2002, which was partially offset by a $326,000 reduction in a letter of credit held by another administrator. This reduced amounts available to borrow on the Company’s line of credit with U.S. Bank.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in summary of critical accounting policies decribed elsewhere in this report. At March 31, 2003, $1.4 million was accrued for estimated warranty claims to be paid on previously sold trailers and motorcoaches.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the quarter ended March 31, 2003, as reflected in the consolidated statements of cash flow:

Operating activities provided net cash of $3.8 million. The Company’s net loss of $676,000 included non-cash depreciation and amortization of $625,000 and other non-cash items in an aggregate net amount of $24,000. Net changes in receivables, inventories and prepaid assets provided cash of $3.3 million, including an income tax refund of $1.0 million received in the first quarter of 2003. Substantially all of the remainder of this change resulted from decreased receivables of $1.9 million, in large part related to the motorcoach segment, where the number of units in receivables was reduced by collection of amounts owed. Total inventory levels decreased by about $103,000 as a $2.1 million increase in work in process inventories was substantially offset by decreases in raw materials inventories of $709,000, and a $1.5 million decrease in new and used trailer and motorcoach inventories. Net increases in accounts payable, customer deposits and other current liabilities provided cash of $513,000. These changes include, among other items: an increase of $1.4 million in motorcoach shells payable as the number of past due units increased; a decrease of $1.1 million in accrued liabilities due mainly to a reduction in the number of days of payroll earned but not yet paid; and a increase of $458,000 in customer deposits as deposits received on pending sales of trailers and motorcoaches were deferred until the sales are completed in future periods.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of March 31, 2003, approximately 67 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. For the quarter ended March 31, 2003, total units sold exceeded units produced by 2 units. The Company has 2 units in process that are being developed as demonstrator units for law enforcement and governmental agencies with command and control or homeland security responsibilities. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The Company’s investing activities for the quarter ended March 31, 2003 used net cash of $434,000. The Company’s capital expenditures for plant and equipment were $411 million for the quarter ended December 31, 2003. In 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance the certain of the Company’s capital expenditures for machinery and equipment in 2002 and 2003. Borrowings against this term note were $900,000 at March 31, 2003, including $550,000 received during the quarter ended March 31, 2003 for capital expenditures made in both 2002 and 2003. During the quarter the Company paid $26,000 of its $102,000 capital contribution to Featherlite Chemicals, LLC, with the remaining balance of $76,000 to be paid in the second quarter of 2003.

The Company’s financing activities in the quarter ended March 31, 2003 used net cash of $3.1 million, including $3.0 million for net reductions in line of credit borrowings, and $633,000 for Trade Creditor Repayment Plan payments. Checks issued but not presented for payment increased by $554,000.

Assuming favorable improvement in the Company’s operations as a result of continued improvement in the national economy and the sale of a substantial portion of the motorcoaches which will be ineligible for financing by GE after July 31, 2003, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2003 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements during the quarter ended March 31, 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors in considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of significant accounting policies followed in the preparation of the financial statements is contained in Note 3 to the consolidated financial statements and the assumptions upon which specific amounts were determined.

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

Long-lived Assets: In 2000 and 2001, the Company assessed long-lived assets for impairment under SFAS Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” Under those rules, property and equipment, goodwill associated with assets acquired in purchase business combinations, and any other long-lived assets are included in the impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets many not be recoverable. In January 2002, the Company adopted SFAS 142, SFAS 144 and SFAS 146.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. The company will prospectively apply the provisions of this new pronouncement effective January 31, 2003. The company does not expect the impact of this new interpretation to have a material impact on the company’s financial position or results of operations.

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

The Company’s future operating results are subject to a number of risks, including the following:

1. As described above, during 2002 the Company signed long-term agreements with its lenders with new financial covenants. The Company was not in compliance with certain of these covenants as of March 31, 2003 and has requested waivers of these violations. The Company cannot provide assurance that it will achieve the requirements of these covenants in the future. If the Company is unable to obtain waivers of future covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company’s business will be harmed.

2. There is a risk related to losing a major supplier of aluminum. In the past this risk has been relatively nominal as there have been alternate sources of supply. In recent years, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company’s operations may be harmed.

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

4. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers in the event of an unforeseen interruption in the subcontractor’s ability to provide these services or if the customer delays providing the specifications to the subcontractor. Any long-term interruptions in the subcontractor’s ability to provide such services may harm the Company’s operations.

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

7. Advances under the Company’s present financing agreement with GE are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 360 days old from 90 percent to 70 percent and provides no financing on new coaches more than 720 days old or used coaches more than 365 days old or older than 10 model years. The Company has requested and expects that the agreement will be modified to provide for a reduction of 6 percent per month in the advance rate on used coaches more than 365 days old. This could reduce future aggregate availability under this agreement if the Company is unable to sell these coaches before the financing is reduced and require the Company to obtain additional financing from another source.

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

9. In August 2001, the Company transferred to The Nasdaq Smallcap Market because its common stock had failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market. In 2001, Nasdaq expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the “going concern” opinion expressed in the Report of Independent Accountants on the Company’s December 31, 2001 and 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company’s common stock may be delisted from Nasdaq. In such an event, the market for the Company’s common stock may become less liquid, and its shareholders may have a more difficult time selling the Company’s common stock.

10. As discussed in Note 4 to condensed consolidated financial statements, the Company shut down its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others and held on consignment by the Company. An additional accrual was made at the end of 2002 for the estimated lease and other costs to be incurred until this facility can be profitable. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2003, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

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

Item 4. Control Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, out disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

The Company’s debt facilities with U.S. Bank and GE are subject to compliance with certain financial covenants. Failure to comply with these covenants and obtain appropriate waivers constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities. The Company was not in compliance with the following covenants at March 31,2003: U.S. Bank’s minimum fixed charge coverage ratio of 1.05 to 1 and GE’s requirement to attain a tangible current ratio of not less than 1.2 to 1 and have positive net income at the end of each month for the prior three-month period. The Company is working with the lenders to obtain the appropriate waivers for these violations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. See Exhibit Index on page following signatures.

(b)	Form 8-K. The Registrant filed no Form 8-K reports during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC. (Registrant)

Date: May 13, 2003	/S/ CONRAD D. CLEMENT
Conrad D. Clement President & CEO

Date: May 13, 2003	/S/ JEFFERY A. MASON
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Conrad D. Clement

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Jeffrey A. Mason

Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended March 31, 2003

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.