Form 10-Q
period 2003-06-30
FEATHERLITE INC
filed 2003-08-14
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,535,104 shares as of August 10, 2003

FEATHERLITE, INC.

Part I: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements (unaudited)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash	$147	$218
Receivables	5,507	6,117
Refundable income taxes	114	1,129
Inventories
Raw materials	5,930	6,330
Work in process	13,430	10,125
Finished trailers/motorcoaches	18,354	22,860
Used trailers/motorcoaches	21,887	22,144

Total inventories	59,601	61,459
Prepaid expenses	1,105	2,010

Total current assets	66,474	70,933

Property and equipment, net	16,259	16,697
Other assets	4,293	4,641

	$87,026	$92,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$7,221	$7,886
Bank line of credit	4,569	6,799
Checks issued, not yet presented	2,561	1,408
Wholesale financing and other notes payable	21,647	25,963
Subordinated convertible debt	1,500	1,500
Motorcoach shell costs payable	6,506	5,655
Accounts payable	2,730	3,423
Trade creditor repayment plan	2,391	2,515
Accrued liabilities	9,603	8,375
Customer deposits	1,507	1,317

Total current liabilities	60,235	64,841

Long-term debt, net of current maturities	7,436	7,230
Trade creditors repayment plan, net of current maturities	1,065	2,170
Other long term liabilities	67	75
Minority interest in equity of subsidiary	46	—

Commitments and contingencies (Note 6)

Shareholders’ equity	18,177	17,955

	$87,026	$92,271

See notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
Net sales	$47,364	$47,624	$89,074	$108,229
Cost of sales	40,852	39,953	77,425	92,704

Gross profit	6,512	7,671	11,649	15,525
Selling and administrative expenses	4,723	5,476	10,252	10,786
Restructuring credit	(70)	—	(70)	—

Income from operations	1,859	2,195	1,467	4,739
Other income (expense)
Interest	(618)	(782)	(1,303)	(1,593)
Other, net	131	210	277	225

Total other expense	(487)	(572)	(1,026)	(1,368)

Income before income taxes	1,372	1,623	441	3,371
Minority interest in subsidiary loss	52	—	52	—
Provision for income taxes	(526)	(600)	(271)	(1,247)

Net income	$898	$1,023	$222	$2,124

Net income per share—
Basic	$0.14	$0.16	$0.03	$0.33

Diluted	$0.12	$0.14	$0.03	$0.30

Average common shares outstanding—
Basic	6,535	6,535	6,535	6,535

Diluted	7,219	7,112	7,268	6,995

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months Ended June 30
	2003	2002
Cash provided by operating activities
Net income	$222	$2,124
Depreciation & amortization	1,249	1,006
Other non cash adjustments, net	68	(317)
Decrease in refundable income taxes	1,015	2,755
Decrease in working capital items, net	4,944	1,987

Net cash provided by operating activities	7,498	7,555

Cash used for investing activities
Purchases of property and equipment, net	(519)	(308)
Proceeds from property sales, net	32	160

Net cash used for investing activities	(487)	(148)

Cash used for financing activities
Reduction in trade creditor payment plan	(1,229)	(1,162)
Repayment of short-term debt, net	(6,547)	(8,257)
Proceeds from long-term debt	550	96
Repayment of long-term debt	(1,009	(126)
Repayment of Sanford mortgage and interest swap	—	(3,856)
Proceeds from deposit on Sanford sale/leaseback	—	3,800
Proceeds from subordinated debt	—	1,500
Increase in checks issued not yet presented	1,153	623

Net cash used for financing activities	(7,082)	(7,382)

Net cash increase (decrease) for period	(71)	25
Cash balance, beginning of period	218	247

Cash balance, end of period	$147	$271

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and six month periods ended June 30, 2003 and 2002. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

The unaudited condensed consolidated statements include the accounts of Featherlite, Inc., its wholly owned subsidiary, Featherlite Aviation Company and Featherlite Chemicals, LLC(FCC), a 51 percent owned subsidiary, as discussed in Note 3.

The Company’s critical accounting policies are discussed elsewhere in this report.

Note 2. Going Concern Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, no assurance can be given that the Company will continue as a going concern. The removal of this uncertainty is dependent upon the Company’s ability to maintain compliance with the terms and covenants of the Company’s amended loan agreements, continued compliance with its Trade Creditor Repayment Plan, and ultimately the continued generation of sufficient cash flow from operations to meet its obligations on a timely basis.

As discussed in Note 5, the Company has regained compliance with the financial covenants of credit agreements with its two principal lenders at June 30, 2003. However, the Company cannot provide assurance that it will continue compliance with these restrictive debt covenants in the future. Violations of these covenants may result in such lenders treating approximately $32.8 million of debt outstanding as of June 30, 2003 as immediately due and payable. As a result, the Company is unable to ascertain whether it will have sufficient liquidity available under these credit agreements. These matters raise doubts about the Company’s ability to continue as a going concern.

During the six month period ended June 30, 2003, the Company’s operations provided cash of $7.5 million, including the collection of a $1.0 million income tax receivable and a $4.9 million net reduction in receivables, inventories and other working capital items. At June 30, 2003, the Company’s combined credit line availability was $4.8 million compared to $1.8 million at December 31, 2002. During the six month period, a special advance of $1.0 million received from U. S. Bank

National Assoication (U.S. Bank) in December, 2002 was repaid and further special advances are no longer available to the Company.

During the third quarter of 2003, the Company has scheduled payments for debt principal and interest, trade creditor plan payments and other fixed obligations that will require cash flows of $2.9 million. The Company’s operating plan for this period projects that sufficient cash flow will be generated to meet these requirements. However, management cannot provide assurance that these funds will be available to meet these obligations on a timely basis and that the Company will maintain successful operations. The Company may need to seek additional funding from other sources to meet its on-going obligations in 2003.

Financing available under the Company’s wholesale financing agreement with GE Commercial Distribution Finance (GE) for motorcoaches was scheduled to change on July 31, 2003 when new motorcoaches and used motorcoaches more than 365 days old, respectively, were to be financed at reduced advance rates. The Company and GE are currently in discussions to modify these provisions to extend the period financing is to be provided on new and used coaches floor planned over 365 days at the current advance rates, with phased in curtailments to reduce outstanding borrowings under certain conditions. It is expected that these amendments to the agreement will be completed in the third quarter and will not result in a significant impact on the Company’s current cashflow.

Note 3: Other Assets

There were no aircraft purchases or sales during the six-month periods ended June 30, 2003 and 2002. The aircraft with a net book value of $3.0 million at June 30, 2003 is being depreciated at the rate of $40,000 per month, including $120,000 and $240,000 in the three month and six month periods ended June 30, 2003. No depreciation was provided in comparable periods of 2002.

During the six months ended June 30, 2003, the Company paid $52,000 and accrued a liability of $50,000 for its $102,000 capital contribution to Featherlite Chemicals,LLC(FCC), a Delaware limited liability corporation, for a 51 percent ownership interest in FCC. This investment is consolidated with the accounts of Featherlite. The principal business activity of FCC is to market and sell car care products manufactured by Benbow Chemical Packaging, Inc. under the Featherlite Car Care brand name and a NASCAR license agreement.

Note 4: Restructuring Charge

In 2001, the Company adopted a plan to shutdown and sublease its Pryor, Oklahoma manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. The Company closed the facility in August 2001. An accrual of $4.5 million was recorded in the financial statements in 2001, including a $2.9 million charge to cost of sales to provide for exit and other costs related to this restructuring following the guidance of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. In June 2003, these restructuring charges were reduced by $170,000 as a result of a cancellation of accounts payable related to charges from a vendor for molds that were written off. As a result of the Company’s inability to sublease this facility in 2002, the Company began to formulate a plan to use this facility again as a sales facility for used coaches owned by others and held by the Company on a consignment basis. In the fourth quarter of 2002, an additional $400,000 was accrued for estimated lease and other costs to be incurred until this facility is put back into productive use and generates sufficient revenue to cover the costs of operation, including the lease. The Company has been delayed in beginning to implement its plan until the third quarter of 2003 and has accrued an additional $100,000 to cover this delay. During the six months ended June 30, 2003, $184,000 of the amount accrued at December 31, 2002 was used and at June 30, 2003, approximately $316,000 of restructuring costs remains accrued for rent and other costs related to holding this facility until it is generating sufficient revenue to cover these and other costs of operation.

Note 5: Debt Financing Arrangements

On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (“Agreement”) with U.S. Bank in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and a $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60 day period requested by the Company until July 31, 2003. This special advance, which has been used and repaid by the Company, is no longer available for reuse. This Agreement is for a three-year period with annual interest accruing on outstanding balances at prime plus 0.50 percent. The Agreement requires the Company to notify the bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended, commencing with the fiscal quarter ended June 30, 2002; maintain a maximum consolidated total liabilities to consolidated tangible net worth ratio not to exceed 4.25 to 1.0 as of the last day of each quarter commencing with the quarter ended June 30, 2002; achieve minimum consolidated EBITDA of $9 million during each fiscal year and limits aggregate capital expenditures to not more than $2 million in any fiscal year.

The Company’s motorcoach wholesale financing agreement (Wholesale Agreement) with GE, which was amended in 2002, provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. Amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. After July 31, 2003, the Wholesale Agreement required a reduction in the advance rate on new coaches more than 365 days old based on date of completion from 90% to 70% and provided no financing on used coaches more than 365 days old based on date of acquisition and on coaches older than 10 model years. The Company and GE are currently in discussions to modify the Wholesale agreement to extend the period financing is to be provided on new and used coaches floor planned over 365 days at current advance rates, with phased in curtailments to reduce outstanding borrowings under certain conditions. It is expected that these amendments to the Wholesale Agreement will be completed in the third quarter and will not result in a significant impact on the Company’s current cashflow. Borrowings bear interest at prime plus 0.25% when prime is less than 6.25%, otherwise at the prime rate and are secured by the financed motorcoaches and other assets of the Company. The Wholesale Agreement requires, among other covenants: a minimum defined tangible current ratio of 1.2 as determined quarterly; a minimum tangible net worth of $14 million through December 31, 2002 and $15 million at March 31, 2003 and thereafter; a ratio of debt to tangible net worth not to exceed 5 to 1 as determined quarterly; and achievement of positive net income at the end of each month for the three-month period then ended.

At June 30, 2003, the Company was in compliance with all covenants of its credit agreements, including certain financial covenants of these credit agreements that were not met as of March 31, 2003, as follows:

(1)	The Company did not achieve the minimum fixed charge ratio of 1.05 to 1 for the quarter ended March 31, 2003 but was in compliance with this covenant for the six month period ended June 30, 2003, and

(2)	The Company did not achieve the required minimum ratio of current tangible assets to current liabilities of 1.2 for the fiscal quarter ended March 31, 2003, and did not have a positive net income for the three-month period ended March 31, 2003. At June 30, 2003, the Company was in compliance with these covenants for the three month period then ended.

The Company’s motorcoach shell manufacturer provides the Company with a number of motorcoach shells on a consignment basis for a defined period of time (generally 4 months). The consignment agreement requires the payment for each shell at the time it is sold or at the end of the consignment period, whichever occurs sooner. The manufacturer has the right to demand payment for the shell or to have the consigned unit returned at the end of the consignment term. If the manufacturer demands return of a shell, it must reimburse the Company for the cost of the raw materials, labor and overhead attributable to improvements made to the shell. At June 30, 2003, the Company owed the manufacturer $1.1 million for shells with expired consignment terms.

On January 30, 2002, the Company entered into an agreement with a private corporate investor to borrow $1.5 million under a subordinated convertible promissory note. The maturity date of the note and the holder’s option to convert the note into common stock was extended from April 15, 2003 until October 15, 2003, and the accrual of interest at 6.5% on the note ceased effective April 15, 2003. The entire amount is repayable in cash or may be converted to common stock at the option of the lender at the lower of $3.00 per share or the daily average closing market price during the period from April 30, 2002 until October 31, 2002 ($2.452). This note is secured by a second mortgage on the Company’s Cresco, Iowa property and the proceeds from the Company’s income tax refund received in 2002, subject to the terms and conditions of the subordination agreement with U.S. Bank.

Note 6: Commitments and Contingencies

In 2003, the Company has made quarterly payments totaling $1.2 million according to the Trade Creditor Repayment Plan (the Plan) schedule worked out with its trade creditors in November 2001. The Company plans to make additional quarterly payments totaling $1.3 million for the remainder to the year 2003 and $2.2 million for the year 2004. There is no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, some may require prepayments at the time of order or payment on delivery of the materials. A number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

Pursuant to trailer dealer inventory floor plan financing arrangements available to dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $9.2 million at June 30, 2003. During the six months ended June 30, 2003, the Company was not required to make any repurchases under these arrangements. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on an annual basis have been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches.

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At June 30,2003, $2.4 million was accrued for estimated unpaid health and workers compensation claims and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of almost $3.0 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims. These letters of credit reduce amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 5.

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Except as described below, the ultimate outcome of such claims cannot be ascertained at this time. It is the opinion of management, after consulting with counsel handling such matters, that the resolution of such suits will not have a material adverse effect on the financial position of the Company or its operating results for any particular period. During the quarter ended June 30, 2003, a jury reached a verdict in favor of a plantiff requiring the Company to repurchase a motorcoach. The Company has accrued a liability of $850,000 for this verdict in the accompanying unaudited condensed consolidated balance sheet and has charged cost of sales for the estimated loss of $300,000 on the future resale of the coach to be reacquired. The Company is appealing this verdict.

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Annual rental payments under these operating leases are estimated to be $1.4 million as of June 30, 2003.

The Company has obtained fixed price commitments from certain suppliers for about 90 percent of its expected aluminum requirements in 2003 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in summary of critical accounting policies decribed elsewhere in this report. Following is a summary of the changes in these liabilities during the three and six month periods ended June 30,2003(in thousands):

	Periods ended June 30
	Three mos		Six months
	2003	2002	2003	2002
Provision for units sold during the period	$423	$331	$866	$391
Adjustments of prior period provision	—	—	88	412
Claims paid during the period	(354)	(222)	(824)	(958)

Net increase in liability during period	69	108	130	(155)
Balance, beginning of period	1,492	1,572	1,431	1,835

Balance, June 30	$1,561	$1,680	$1,561	$1,680

Note 7: Shareholders’ Equity

Shareholders’ equity may be further detailed as follows (in thousands):

	June 30, 2003	Dec. 31, 2002
Common stock—without par value; Authorized—40 million shares; Issued—6,535 shares at June 30, 2003 and Dec. 31, 2002	$16,595	$16,595
Additional paid-in capital	4,157	4,157
Accumulated deficit	(2,575)	(2,797)

Total Shareholders’ equity	$18,177	$17,955

As discussed in Note 5 to these unaudited condensed consolidated financial statements, on January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note. This note is due in full on October 15, 2003 (extended from April 15, 2003) or may be converted at that time into common stock at the option of the holder. The conversion price for this note and accrued interest is the lower of $3.00 per share or the average closing market price of the Company’s stock between April 30, 2002 and October 31, 2002, which was $2.452 per share. Using this conversion factor, the note and the accrued interest through April 15, 2003 would be converted into 660,235 shares. The holder of this note also holds a warrant to purchase 150,000 shares that may be exercised at any time before January 31, 2007 at a price of $2.00 per share.

Note 8: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The Company has no items of comprehensive income for the three or six month period ended June 30, 2003. In the three and six month periods ended June 30, 2002 there was a net loss of $21,000 and $24,000, respectively, related to an interest rate swap. At June 30, 2003 and 2003, there were no components of comprehensive income other than net income.

Note 9: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 843,900 shares at June 30, 2003 and 837,900 at December 31, 2002. These options were granted at prices ranging from $1.11-$6.394 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options for 12,000 shares were granted to directors upon their annual election on June 6, 2003 at a price of $1.88 per share and 6,000 previously granted options for shares with an option price of $10.00 per share were forfeited during the three month and six month periods ended June 30, 2003.

Note 10: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three month and six month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three months		Six months
	2003	2002	2003	2002
Net income available to common shareholders	$898	$1,023	$222	$2,124
Weighted average number of shares outstanding—basic	6,535	6,535	6,535	6,535

Dilutive effect of
Stock options	24	63	59	32
Convertible promissory note and interest	660	514	660	428
Warrants	—	—	14	—

Weighted average number of shares outstanding—dilutive	7,219	7,112	7,268	6,995

Net income per share—basic	$0.14	$0.16	$0.03	$0.33
Net income per share—diluted	$0.12	$0.14	$0.03	$0.30

Stock options for 665,400 shares at June 30, 2003 and 175,000 shares at June 30, 2002 were excluded from the dilutive effect of stock options and warrants because the exercise price of the options and warrants was greater than the market value of the stock at those dates.

Note 11: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. “Corporate and other” includes Featherlite Chemicals, LLC, aircraft operations, corporate officers and administration.

Management evaluates the performance of each segment based on income before income taxes. Management has a policy of not charging interest to the segments on intercompany borrowing balances and retains all interest expense related to the U.S. Bank line of credit in the Corporate and other segment.

Information on business segment sales, income before income taxes and assets are as follows for the three-month and six months periods ended June 30, 2003 and 2002 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three months ended June 30,
2003
Net sales to unaffiliated customers	$26,525	$20,828	$11	$47,364
Income (loss) before income taxes *	1,884	122	(582)	1,424
Identifiable assets	28,097	53,684	5,510	87,291

2002
Net sales to unaffiliated customers	$29,011	$18,613	$—	$47,624
Income (loss) before income taxes	2,264	237	(878)	1,623
Identifiable assets	28,541	52,125	6,568	87,234

Six months ended June 30,
2003
Net sales to unaffiliated customers	$50,253	$38,810	$11	$89,074
Income (loss) before income taxes *	1,652	457	(1,616)	493
Identifiable assets	28,097	53,684	5,510	87,291

2002
Net sales to unaffiliated customers	$56,322	$51,907	$—	$108,229
Income (loss) before income taxes	3,781	1,164	(1,574)	3,371
Identifiable assets	28,541	52,125	6,568	87,234

*	Minority interest in subsidiary loss of $52 included in “Corporate and Other” and in “Total.”

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company’s results of operations and financial condition for the three-month and six-month periods ended June 30, 2003 and 2002.

Results of Operations

Three-month period ended June 30, 2003 and 2002

On a consolidated basis, the Company’s net income for the second quarter ended June 30, 2003, was $898,000 or $0.12 cents per diluted share, compared with net income of $1.0 million, or $0.14 cents per diluted share in the second quarter of 2002.

Consolidated net sales of $47.4 million for the second quarter of 2003 nearly equaled the net sales of $47.6 million in the second quarter of 2002. Sales of specialty trailers and transporters were down by 8.6 percent as there were reduced sales in all product categories except car hauler and specialty transporter trailers. Motorcoach segment sales were up 11.9 percent as sales of new motorcoaches increased by 24.2 percent but were partially offset by a 9.2 percent decline in sales of used coaches. The Company’s management believes general economic uncertainty continues to have a dampening impact on orders for specialty trailers although some improvements were seen in the second quarter compared to the first quarter of 2003, particularily in orders for horse and livestock trailers

Consolidated gross profit margin decreased by $1.2 million to $6.5 million in the second quarter of 2003 from $7.7 million in the same quarter in 2002. As a percentage of sales, consolidated gross profit margin for the quarter was 13.7 percent in 2003 compared to 16.2 percent in 2002. This decline in consolidated gross profit margin was attributable to lower margins realized on both trailer sales and on motorcoach segment sales. Trailer margins were 0.7 percentage points lower in the second quarter of 2003 compared to the same quarter in 2002 as a result of increased material costs because of changes in product mix, less efficient labor and overhead utilization and increased overhead costs. Motorcoach gross profit margins declined in the second quarter of 2003 compared to 2002 by 6.3 percentage points. This resulted primarily from lower margins realized on sales of both new and used units, a charge for the expected loss on a lawsuit settlement as described in Note 6 of the unaudited condensed consolidated financial statements and an additional provision of $325,000 to reduce the inventory cost of used coaches to estimated market value. In the second quarter of 2002 margins were reduced by an accrual of $412,000 for additional warranty costs on Vogue coaches. No such provision was required in the comparable quarter in 2003.

Consolidated selling and administrative expenses decreased in the second quarter of 2003 by $754,000 to $4.7 million, a 13.8 percent decrease from $5.5 million in the second quarter of 2002. As a percentage of sales, these expenses decreased to 10.0 percent in 2003 from 11.5 percent in 2002. Trailer segment expenses declined by 7 percent in 2003 compared to 2002 due to no bonus accrual in 2003 while there was an accrual in 2002, and reduced personnel and related costs. Motorcoach segment expenses decreased by 18 percent in 2003 compared to 2002 mainly due to reduced commissions as the result of lower sales and lower advertising and promotion costs. Corporate and other expenses decreased by $224,000 in 2003 compared to 2002. The major components of this reduction include: no accrual for management bonuses in 2003 while an accrual of $300,000 was made in 2002; and a reduction of corporate legal expenses in 2003 by $130,000 representing the amount received in the settlement of a lawsuit resolved in the Company’s favor. These decreases were partially offset by an increase in aircraft expenses in 2003 and by $112,000 of selling and administrative expenses of Featherlite Chemicals, a newly consolidated subsidiary in 2003.

A net restructuring credit of $70,000 was realized in the second quarter of 2003 as the result of a lawsuit settlement (as discussed in Note 4 to unaudited condensed consolidated financial statements) that cancelled $170,000of accounts payable that were included in restructuring charges previously recorded in 2001. These credits were partially offset by an additional accrual of $100,000 for rent and other costs related to the Pryor, Oklahoma facility. This additional accrual was the result of delays in the Company’s plans for reopening this facility as a viable business operation as discussed further in Note 4 to unaudited condensed consolidated financial statements.

Consolidated interest expense decreased by $164,000 in the first quarter of 2003 compared to 2002 as the result of lower average interest rates and borrowing levels in 2003. Other income, net, has decreased by $79,000 in the second quarter of 2003 compared to the same quarter in 2002.

Minority interest in the Company’s 51 percent owned subsidiary’s earnings were $52,000 in the second quarter of 2003, its initial period of operation. This amount represents the equity interest of the 49 percent owner in Featherlite Chemicals,LLC (FCC). FCC that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter and six month period eded June 30, 2003 include the accounts of FCC, which reflected a total operating loss of $106,000 for this period.

Consolidated income before taxes (IBT) decreased by $199,000 in the second quarter of 2003 compared to the same quarter in 2002. This decrease reflects a decrease in trailer segment IBT of $380,000, a decrease in motorcoach segment IBT of $115,000 and a decrease in corporate and other net expense by $296,000, for the reasons discussed above.

A provision for income taxes of 37 percent was provided in 2003 and 2002, representing a Federal tax rate of 34 percent and an additional 3 percent for state income and franchise taxes.

Six month period ended June 30, 2003 and 2002

On a consolidated basis, the Company’s net income for the six month period ended June 30, 2003, was $222,000 or 0.03 cents per diluted share, compared with net income of $2.1 million, or $0.30 cents per diluted share in the same period of 2002. This significant decrease primarily reflects reduced gross profit as the result of lower sales in the first six months of 2003 as compared to the same period last year, which was partially offset by reduced selling, administrave and interest expenses.

Consolidated net sales for the first six months of 2003 decreased by $19.2 million (17.7 percent) to $89.1 million compared with $108.2 million in the first six months of 2002. Sales of specialty trailers and transporters were down by 10.8 percent as there were reduced sales in all product categories except car hauler and utility trailers. Motorcoach segment sales were down 25.2 percent as sales of new motorcoaches decreased by 16.7 percent and sales of used coaches declined 41.8 percent. The first quarter of 2003 did not experience the same significant surge in sales that occurred in the first quarter of 2002. As discussed above, consolidated sales in the second quarter where comparable on a consolidated basis to 2003 but trailer sales continue to lag behind 2002, which the Company’s management believes is due to the dampening effect of continuing general economic uncertainty.

Consolidated gross profit margin decreased by $3.9 million to $11.6 million in the first six months of 2003 from $15.5 million in the same period in 2002. As a percentage of sales, consolidated gross profit margin for the six months was 13.1 percent in 2003 compared to 14.3 percent in 2002. This decline in consolidated gross profit margin mainly reflects the decline in net sales as discussed above, but was also partially attributable to lower percentage margins on trailer sales and reduced percentage margins realized in the motorcoach segment. Trailer margins were 3.0 percentage points lower in the first six months of 2003 compared to the same period in 2002 as a result of increased material costs because of changes in product mix and less efficient labor and overhead utilization as the result of changes in sales volume and product mix. Motorcoach gross profit margins decreased by 0.5 percentage points as higher margins realized on sales of new units were offset by slightly reduced margins on sales of used units and additional charges for the expected loss on an adverse jury verdict (as described in Note 6 of the unaudited condensed consolidated financial statements) and an additional provision of $325,000 to reduce the inventory cost of used coaches to estimated market value. In the first six months of 2003, motorcoach gross profit margins were reduced by $88,000 for additional accrued warranty costs on Vogue model motorcoaches compared to $412,000 in the same period of 2002

Consolidated selling and administrative expenses decreased in the first six months of 2003 by $534,000 to $10.3 million, a 5.0 percent decrease from $10.8 million in the first six months of 2002. As a percentage of sales, these expenses increased to 11.5 percent in 2003 from 10.0 percent in 2002, primarily reflecting the reduced sales volume. Trailer segment expenses have decreased by about 3% primarily as a result of reduced bonus accruals in 2003 compared to 2002. Motorcoach segment expenses have decreased by 18 percent due mainly to reduced commissions as the result of lower sales and lower advertising and promotion costs. Corporate and other expenses have increased by $256,000 primarily as the result of fees and costs related to investigating outside financing alternatives, increased depreciation on the aircraft and the inclusion of $112,000 of FCC’s selling and administation expenses in 2003. These increases have been partially offset a by a $300,000 reduction in management bonus accruals in 2003 and a $130,000 reduction in legal expenses as the result of a litigation settlement resolved in the Company’s favor.

A net restructuring credit of $70,000 was realized in the second quarter of 2003 as the result of a favorable lawsuit settlement that cancelled accounts payable in the amount of $170,000 that were included in restructuring charges recorded in 2001. These credits were partially offset by an additional accrual of $100,000 for rent and other costs related to the Pryor, Oklahoma facility due to delays in the Company’s plans for reopening this facility as a viable business operation as discussed further in Note 4 to condensed consolidated financial statements.

Consolidated interest expense decreased by $289,000 in the first six months of 2003 compared to 2002 as the result of lower average interest rates and borrowing levels in 2003. Other income, net, increased by $52,000 in the first six months of 2003 because of the non-recurrence of financial advisory fees related to investigating strategic financing alternatives in 2002.

Minority interest in of the Company’s 51 percent owned subsidiary’s earnings was $52,000 in the six months of 2003, its initial period of operation. This amount represents the equity interest of the 49 percent owned in FCC. FCC that was formed in 2003 to market car care products. The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2003 include the accounts of FCC, which reflect a total operating loss of $106,000 for this period.

Consolidated income before taxes (IBT) decreased by $2.9 million in the first six months of 2003 compared to the same period in 2002. This decrease reflects a decrease in trailer segment IBT of $2.1 million, a decrease in motorcoach segment IBT of $707,000 and an increase in corporate and other net expense by $43,000 for the reasons discussed above.

A provision for income taxes of 55 percent was provided in 2003 compared to an income tax provision rate of 37 percent in 2002. The increased provision rate in 2003 reflects the exclusion of certain expenses that not deductible for income tax purposes.

Outlook

The Company remains cautiously optomistic concerning sales in the second half of 2003. The softening of sales in relation to plan in the third and fourth quarters of 2002 has continued into the early months of 2003, particularly in the trailer segment, as the stagnant economy and consumer uncertainty continues. At June 30, 2003, the trailer order backlog was $12.6 million compared to $15.9 million at June 30, 2002. At June 30, 2003 the motorcoach backlog was $7.2 million compared to $1.8 million at June 30, 2002. While the Company does not know how long the current order trend will last, it will continue its aggressive measures to promote sales and manage costs. Management expects that sales will improve when national economic business conditions improve. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed 2002 sales volume. Actions are being taken to reduce costs and adjust the work force as required to improve margins and to continue profitability in future quarters at lower revenue levels.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company will continue to introduce new and enhanced models of trailers in 2003 and add motorcoach models with multiple slide-out features.

In 2003, the Company entered into two agreements that could be beneficial in enhancing its operating results in 2003 and beyond, as follows:

1. The Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC has the option to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period. ULC is a related party controlled by Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite also entered into agreements with ULC to lease ULC office space and to provide service on the ULC motorcoaches. Sales to ULC during the second quarter and six months ended June 30, 2003 totaled $1.3 million. The Company has receivables of $35,000 from ULC for various professional fees and other expenses at June 30, 2003.

2. The Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC, a Delaware limited liability corporation (FCC). Featherlite owns a 51 percent interest in FCC with Benbow owning the remaining 49 percent interest. The principal business activity of FCC is to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name. The accompanying condensed consolidated financial statements include the accounts of FCC as of June 30, 2003 and for the six month period then ended.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank National Association (U.S. Bank) and with GE Commercial Distribution Finance (GE) and continued credit from the supplier of its motorcoach shells. During the quarter ended June 30, 2003, the Company’s operating activities provided net cash of $7.5 million, primarily as the result of a net reduction in its working capital accounts (exclusive of cash). This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company’s revolving lines of credit. At June 30, 2003, the Company had approximately $4.8 million available to borrow on its credit lines compared to $1.8 million at December 31, 2002, an increase of $3.0 million. A special advance from U.S. Bank of $1.0 million in December 2002 has been fully repaid and is no longer available to the Company for use.

The Company’s liquidity is generally measured by a number of key indicators. The Company’s ratio of current assets to current liabilities was 1.10 to 1 at June 30, 2003, compared with a ratio of 1.09 to 1 at December 31, 2002. This ratio will improve as portions of the debt included in current liabilities in the accompanying condensed consolidated balance sheets are reclassified to long-term debt. This will occur if the Company has additional experience and success in maintaining profitable operations and demonstrates a consistent ability to achieve compliance with its restrictive debt covenants on a consistent basis in 2003. The ratio of total debt to shareholders’ investment decreased to 2.33 to 1 at June 30, 2003 from 2.75 to 1 at December 31, 2002.

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

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of June 30, 2003, approximately 68 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. For the six months ended June 30, 2003, total units sold exceeded units produced by 5 units. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the third quarter of 2003, the Company has scheduled payments for debt principal and interest, trade creditor repayment plan and other fixed obligations that will require cash flows of $2.9 million. These payments are expected to be funded in part by cash generated from operations. As discussed further below, financing available under the Company’s wholesale financing plan for motorcoaches was scheduled to change on July 31, 2003. The Company expects these provisions will be modified during the third quarter and will not have a significant impact on the Company’s cashflow. While the Company’s 2003 operating plan projects sufficient cash will be provided by operations to meet its obligations as they become due, management cannot provide assurance that these sources of funds will be adequate to allow the Company to meet all of these and other obligations on a timely basis. The Company may be required to seek additional funding from other sources to enable it to meet its obligations in 2003.

Credit Facilities and Other Financing Activities

Following is a summary of the Company’s agreements with its principal lenders:

1.	The Amended and Restated Loan Agreement (Agreement) with U.S. Bank is in an aggregate amount of $23.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. The Agreement also provides a special advance of $1.0 million for any 60-day period requested by the Company until July 31, 2003. The Company has used and fully repaid this advance and it is no longer available for use. This Agreement is for a three-year period ending July 31, 2005, with annual interest accruing at prime plus 0.50 percent on outstanding balances. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of June 30, 2003, net availability on the revolving credit line was $8.4 million with about $4.8 million outstanding. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note ($900,000 at June 30, 2003) will be based on a 60 month amortization with the unpaid balance due on June 30, 2005. The Agreement requires the Company to notify U.S. Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants, as determined quarterly, through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year to date period then ended; a maximum consolidated total liabilities to consolidated tangible net worth ratio not to exceed 4.25 to 1.0 as of the last day of each quarter; achievement of a minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) of $9 million during 2003 and aggregate capital expenditures of not more than $2 million in 2003. The Company is required to obtain waivers for any violations of covenants in agreements with other lenders. At June 30, 2003, the Company was in compliance with the financial covenants of this agreement.

2.

The Amended Wholesale Financing Agreement (“Agreement”) with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. This is a two-year agreement, which expires in July 2004, with interest on borrowings at prime rate or if the prime rate is less 6.5 percent, then interest will be at prime rate plus 0.25 percent. Advances under the Agreement are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement reduces the advance rate on new coaches more than 365 days from the date of completion from 90 percent to 70 percent and provides no financing on new coaches more than 720 days old and used coaches more than 365 days from date of acquisition or older than 10 model years. The Company and GE are currently in discussions to modify this provision to extend the period financing is provided on new and used coaches floor planned over 365 days with phased in curtailments to reduce outstanding borrowings under certain conditions. It is expected that these amendments to the agreement will be completed in the third quarter and will not have a significant impact on the Company’s current cashflow. As of June 30, 2003, the aggregate availability under this Agreement was $22.6 million with $21.4 million outstanding. The Agreement requires compliance with the following financial covenants: maintainance of a minimum defined tangible net worth and subordinated debt of $15 million for the fiscal quarter for each fiscal quarter ended March 31, 2003 and thereafter; a ratio of debt minus subordinated debt to tangible net worth and subordinated debt not to exceed 5.0 to 1.0 for each fiscal quarter in 2003; achievement a minimum ratio of defined current tangible assets to current liabilities of not less than 1.2 to 1.0 as of the end of each fiscal quarter in 2003 and at the end of each month, achievement of net income greater that zero for the three month period then ended. At June 30, 2003, the Company was in compliance with the minimum current tangible asset ratio and did achieve positive net income for the three months ended June 30, 2003.

Trade Creditor Repayment Plan

In 2003, the Company has made quarterly payments totaling $1.2 million according to the Trade Creditor Repayment Plan (the Plan) schedule worked out with its trade creditors in November 2001. The Company plans to make additional quarterly payments totaling about $1.3 million for the remainder of the year 2003 and $2.2 million for the year 2004. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, some may require prepayments at the time of order or payment on delivery of the materials. A number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

Certain Other Obligations

As discussed in Note 6 to the unaudited condensed consolidated financial statements, the Company is contingently liable under certain trailer dealer floor plan arrangements. These arrangements relate to inventory financing provided to Featherlite trailer dealers by financial institutions. The Company would be required to repurchase trailer inventory if the financial institution repossesses it and it is in saleable condition. No reserve has been provided for this contingency because the aggregate amount of such repurchases has historically been less than one percent of sales and repossessed inventory has been resold to other dealers without a loss. These contingent liabilities total approximately $9.2 million at June 30, 2003.

The Company’s motorcoach shell manufacturer has financed a number of shells acquired by the Company for a four-month period that approximates the time normally required to perform the conversion process. Payment is required for these shells at the time the shell is sold or at the end of the defined period, whichever occurs sooner. The manufacturer has the right to demand payment for the shell or to have the consigned unit returned at the end of the consignment term. If the manufacturer demands return of a shell, it must reimburse the Company for the cost of the raw materials, labor and overhead attributable to improvements made to the shell. At June 30, 2003, the Company owed the manufacturer $1.1 million for shells with expired consignment terms.

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. For health claims there is an annual stop loss limit of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate limit of $2.2 million. At June 30, 2003, $2.4 million was accrued for estimated incurred but not reported and unpaid health benefit and workers’ compensation claims. The Company has obtained irrevocable standby letters of credit in the amount of almost $3.0 million in favor of the workers’ compensation claim administrators to guarantee payment of claims. In March 2003, the Company was required to increase its letter of credit with such administrators by $497,500 for the policy year beginning in November 2002, which was partially offset by a $326,000 reduction in a letter of credit held by another administrator. This reduced amounts available to borrow on the Company’s line of credit with U.S. Bank.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in summary of critical accounting policies decribed elsewhere in this report. At June 30, 2003, $1.6 million was accrued for estimated warranty claims to be paid on previously sold trailers and motorcoaches.

During the quarter ended June 30, 2003, a jury awarded a plantiff a decision related to the repurchase of a motorcoach. The Company has accrued a liability of $850,000 for this verdict in the accompanying unaudited condensed consolidated balance sheet. The Company is appealing this verdict. If the verdict is upheld, the Company expects to fund this liability by the resale of the reacquired coach as well as from current operating cash flow and floor plan borrowings, as necessary.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the six month period ended June 30, 2003, as reflected in the condensed consolidated statements of cash flow:

Operating activities provided net cash of $7.5 million. The Company’s net income of $222,000 included non-cash depreciation and amortization of $1.2 million and other non-cash items in an aggregate net amount of $68,000. Net changes in receivables, inventories and prepaid assets provided cash of $3.4 million, including an income tax refund of $1.0 million received in the first quarter of 2003. A portion of this change resulted from decreased receivables of $610,000 in large part related to the motorcoach segment, where the number of units in receivables was reduced by collection of amounts owed. Total inventory levels decreased by about $1.9 million as a $3.2 million increase in work in process inventories was more than offset by decreases in raw materials inventories of $330,000, and a $4.7 million decrease in new and used trailer and motorcoach inventories. Net increases in accounts payable, customer deposits and other current liabilities provided cash of $1.5 million. These changes include, among other items: an increase of $850,000 in motorcoach shells payable as the number of past due units increased, which was partially offset by a $692,000 decrease in other trade payables; an increase of $1.2 million in accrued liabilities due mainly to the $850,000 litigation liability discussed in Note 6 to unaudited condensed consolidated financial statements and an increase in the accrued income tax liability as a result of the provision for income taxes on the earnings for the six month period; and an increase of $190,000 in customer deposits.

The Company’s investing activities used cash of $487,000, net of $32,000 proceeds from property sales. The Company’s capital expenditures for plant and equipment were $519,000. In 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment in 2002 and 2003. Borrowings against this term note were $900,000 at June 30, 2003, including $550,000 received during the six months ended June 30, 2003 for capital expenditures made in both 2002 and 2003. During the six months ended June 30, 2003 the Company paid $52,000 of its $102,000 capital contribution to Featherlite Chemicals, LLC, with the remaining balance of $50,000 to be paid in the second half of 2003.

The Company’s financing activities used net cash of $7.1 million, including $6.5 million for net reductions in line of credit borrowings, a $459,000 net reduction in other long term debt, which includes $550,000 received by the Company on its Capital Expenditure Term Note, as discussed in the preceding paragraph, and $1.2 million for Trade Creditor Repayment Plan payments. Checks issued but not presented for payment increased by $1.2 million. Line of credit borrowings are used to fund these checks as they are presented for payment at the bank.

Assuming favorable improvement in the Company’s operations as a result of continued improvement in the national economy and favorable completion of the modifications to the GE agreement related to advances on new and used coaches floorplanned more than 365 days after July 31, 2003, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2003 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements during the six months ended June 30, 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors in considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated Our critical accounting policies include the following:

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will apply SFAS No. 150 to any financial instruments entered into or modified after May 31, 2003. The Company is currently evaluating the effect of SFAS No. 150 for financial instruments entered into on or before May 31, 2003, on its financial position and results of operations.

Forward-looking Information and Risks

Certain statements in this report, and in the Company’s Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. The words “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate’” and similar words and expressions are intended to identify forward-looking statements. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement. These statements speak only as of the date of this quarterly report, are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company’s markets, fluctuations in the price of aluminum, competition, facilities utilization, the availability of additional capital required to improve the Company’s net liquidity deficiency and certain other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

The Company’s future operating results are subject to a number of risks, including the following:

1. As described above, during 2002 the Company signed long-term agreements with its lenders with new financial covenants. The Company was not in compliance with certain of these covenants as of March 31, 2003 but was in compliance with all the financial covenants at June 30, 2003. The Company cannot provide assurance that it will achieve the requirements of these covenants in the future. If the Company is unable to obtain waivers of future covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company’s business will be harmed.

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

3. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company’s sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost Car Company located in Canada. Although the Company has insurance to cover certain losses it may sustain due to fire or other catastrophe at Prevost’s plant, the Company may not be able to obtain conversion shells from another manufacturer on favorable terms or at all. Additionally, if the Company is unable to maintain a good working relationship with Prevost, it may be required to locate a new supplier of its conversion shells. In the event of any significant loss or interruptions in Prevost’s ability to provide such services, the Company’s operations may be harmed.

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

6. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2002, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by an aggregate amount of $5.2 million in order to facilitate their sale. The write-down in the six months ended June 30, 2003 was $325,000. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results.

7. Advances under the Company’s present financing agreement with GE are based on 90 percent of the cost of eligible new inventory and 70 percent of the defined value of eligible used inventory. After July 31, 2003, the Agreement requires a reduction in the advance rate on new coaches more than 365 days old from 90 percent to 70 percent and provided no financing on new coaches more than 720 days old or used coaches more than 365 days old based on the date of acquisition by the Company or used coaches older than 10 model years. The Company expects that the agreement will be modified to provide for financing of new and used coaches at existing rates with phased curtailments to reduce the amounts financed under certain circumstances. Future aggregate availability under this agreement could be reduced if the Company is unable to sell these new or used coaches before financing rates are reduced or elimintated, which may require the Company to obtain additional financing from other sources.

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

10. As discussed in Note 4 to condensed consolidated financial statements, the Company shut down its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others and held on consignment by the Company. An additional accrual was made at the end of 2002 and at June 30, 2003 for the estimated lease and other costs to be incurred until this facility can be profitable. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2003, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price.

The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2002, as reported to the Company by its suppliers was $0.65 in 2002, $0.69 in 2001, and $0.75 in 2000. The Company’s cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 90 percent of its anticipated requirements for 2003, which reduces a substantial portion of the risk of aluminum cost fluctuations for the year. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to purchases to meet its requirements in 2004, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above levels in 2003.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S and international interest rates. Substantially all of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $250,000 at current debt levels.

Item 4. Control Procedures

(a)	Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exhange Act) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materiallyaffect the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

The Company’s debt facilities with U.S. Bank and GE are subject to compliance with certain financial covenants. Failure to comply with these covenants and obtain appropriate waivers constitutes an event of default under each facility, and the existence of a default under any of the facilities results in a cross-default under the other facilities. The Company was not in compliance with certain of these covenants at March 31, 2003 but was in compliance with all the financial covenants at June 30, 2003.

Item 4. Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of the Registrant’s shareholders was held on Friday, June 6, 2003.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 5,386,505 shares in favor, with 17,449 shares against, and 1,031,800 shares abstaining.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
Conrad D. Clement	6,240,813	196,640
Jeffery A. Mason	5,242,113	1,195,340
Tracy J. Clement	6,239,813	197,640
Thomas J. Winkel	6,377,394	60,059
Kenneth D. Larson	6,377,394	60,059
Terry E. Branstad	6,374,594	62,859
Charles A. Elliott	6,377,194	60,259

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. See Exhibit Index on page following signatures.

(b) Reports on Form 8-K. The Registrant filed one Form 8-K report during the three months ended June 30, 2003. On May 9, 2003, a Form 8-K was filed for a press release dated May 7, 2003 announcing the Company’s 2003 first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC. Registrant)

Date:	August 13, 2003	/s/ CONRAD D. CLEMENT
Conrad D. Clement
President & CEO

Date:	August 13, 2003	/s/ JEFFERY A. MASON
Jeffery A. Mason
Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended June 30, 2003

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.