Form 10-Q
period 2003-09-30
FEATHERLITE INC
filed 2003-11-14
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

7,196,428 shares as of November 10, 2003

FEATHERLITE, INC.

INDEX

Form 10-Q

Quarter ended September 30, 2003

Part I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (unaudited)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash	$153	$218
Receivables	6,800	6,117
Refundable income taxes	—	1,129
Inventories
Raw materials	6,203	6,330
Work in process	11,699	10,125
Finished trailers/motorcoaches	20,201	22,860
Used trailers/motorcoaches	18,399	22,144

Total inventories	56,502	61,459
Prepaid expenses	937	2,010

Total current assets	64,392	70,933

Property and equipment, net	16,349	16,697
Other assets	3,678	4,641

	$84,419	$92,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$6,836	$7,886
Bank line of credit	6,498	6,799
Checks issued, not yet presented	2,123	1,408
Wholesale financing and other notes payable	20,138	25,963
Subordinated convertible debt	1,500	1,500
Motorcoach shell costs payable	5,743	5,655
Accounts payable	3,365	3,423
Trade creditor repayment plan	2,317	2,515
Accrued liabilities	8,465	8,375
Customer deposits	797	1,317

Total current liabilities	57,782	64,841

Long-term debt, net of current maturities	7,373	7,230
Trade creditors repayment plan, net of current maturities	524	2,170
Other long term liabilities	64	75
Minority interest in equity of subsidiary	32	—
Commitments and contingencies (Note 7)
Shareholders’ equity	18,644	17,955

	$84,419	$92,271

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Net sales	$45,731	$40,601	$134,805	$148,830
Cost of sales	39,376	34,768	116,801	127,472

Gross profit	6,355	5,833	18,004	21,358
Selling and administrative expenses	5,200	4,918	15,453	15,703
Restructuring credit	—	—	(70)	—

Income from operations	1,155	915	2,621	5,655
Other income (expense)
Interest	(554)	(688)	(1,857)	(2,281)
Other, net	129	(9)	406	215

Total other expense	(425)	(697)	(1,451)	(2,066)

Income before income taxes	730	218	1,170	3,589
Minority interest in subsidiary loss	13	—	66	—
(Provision) benefit for income taxes	(276)	535	(547)	(712)

Net income	$467	$753	$689	$2,877

Net income per share –
Basic	$0.07	$0.12	$0.11	$0.44

Diluted	$0.06	$0.11	$0.09	$0.40

Average common shares outstanding –
Basic	6,535	6,535	6,535	6,535

Diluted	7,256	7,168	7,264	7,107

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months Ended September 30
	2003	2002
Cash provided by operating activities
Net income	$689	$2,877
Depreciation & amortization	1,910	1,533
Other non cash adjustments, net	61	(482)
Decrease in refundable income taxes	1,129	2,139
Decrease (increase) in working capital items, net	4,943	(24)

Net cash provided by operating activities	8,732	6,043

Cash used for investing activities
Purchases of property and equipment, net	(772)	(609)
Proceeds from property sales, net	138	295

Net cash used for investing activities	(634)	(314)

Cash used for financing activities
Reduction in trade creditor payment plan	(1,844)	(2,006)
Repayment of short-term debt, net	(6,126)	(6,882)
Proceeds from long-term debt	605	7,370
Repayment of long-term debt	(1,512)	(5,721)
Repayment of Sanford mortgage and interest swap	—	(3,856)
Proceeds from Sanford sale/leaseback	—	5,000
Proceeds from subordinated debt	—	1,500
Increase (decrease) in checks issued not yet presented	714	(1,194)

Net cash used for financing activities	(8,163)	(5,789)

Net cash increase (decrease) for period	(65)	(60)
Cash balance, beginning of period	218	246

Cash balance, end of period	$153	$186

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2003 and 2002. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

The unaudited condensed consolidated statements include the accounts of Featherlite, Inc., Featherlite Aviation Company, its wholly owned subsidiary, and Featherlite Chemicals, LLC (FCC), a 51 percent owned subsidiary, as discussed in Note 3.

The Company’s critical accounting policies are discussed elsewhere in this report.

Note 2. Going Concern Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, no assurance can be given that the Company will continue as a going concern. The removal of this uncertainty is dependent upon the Company’s ability to maintain compliance with the terms and covenants of the Company’s amended loan agreements, continued compliance with its trade creditor repayment plan, and ultimately the continued generation of sufficient cash flow from operations to meet its obligations on a timely basis.

As discussed in Note 5, the Company was in compliance with the financial covenants of credit agreements with its two principal lenders at September 30, 2003. However, the Company cannot provide assurance that it will continue compliance with these financial covenants in the future. Violations of these covenants may result in such lenders treating approximately $33.0 million of debt outstanding as of September 30, 2003 as immediately due and payable. As a result, the Company is unable to ascertain whether it will have sufficient liquidity available under these credit agreements. These matters raise doubts about the Company’s ability to continue as a going concern.

Note 3: Other Assets

There were no aircraft purchases or sales during the nine-month periods ended September 30, 2003 and 2002. Aircraft with a net book value of $2.9 million at September 30, 2003 is being depreciated at the rate of $40,000 per month, including $120,000 and $360,000 in the three month and nine month periods ended September 30,

2003, respectively. Depreciation of $100,000 was provided in the third quarter of 2002 and for the nine month period ended September 30, 2002.

During the nine months ended September 30, 2003, the Company paid $77,000 and accrued a liability of $25,000 related to a $102,000 capital contribution to Featherlite Chemicals, LLC(“FCC”), and a Delaware limited liability corporation, for a 51 percent ownership interest in FCC. The accounts of FCC are consolidated with the accounts of Featherlite. The principal business activity of FCC is to market and sell car care products manufactured by Benbow Chemical Packaging, Inc. under the Featherlite Car Care brand name and a NASCAR license agreement.

During the quarter ended September 30, 2003, the Company changed the classification of an idle manufacturing plant with a net book value of $381,000 from an “asset held for sale” included in Other assets back to Property and equipment as an “asset in use” in accordance with the guidance of Financial Accounting Standard 144 as the asset has been on the market for more than one year and not sold. Depreciation of approximately $43,000 was charged to third quarter operations related to the time period the asset was classified as “held for sale.”

Note 4: Restructuring Charge

In 2001, the Company adopted a plan to discontinue use of and sublease its Pryor, Oklahoma manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach. The Company closed the facility in August 2001. An accrual of $4.5 million was recorded in the financial statements in 2001, including a $2.9 million charge to cost of sales to provide for exit and other costs related to this restructuring following the guidance of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. In June 2003, these restructuring charges were reduced by $170,000 as a result of a cancellation of accounts payable related to charges from a vendor for molds that were written off. As a result of the Company’s inability to sublease this facility in 2002, the Company began to formulate a plan to use this facility again as a sales facility for used coaches owned by others and held by the Company on a consignment basis. In the fourth quarter of 2002, an additional $400,000 was accrued for estimated lease and other costs to be incurred until this facility generates sufficient revenue to cover the costs of operation, including the lease. The Company delayed implementation of its plan until the third quarter of 2003 and an additional $100,000 was accrued to cover this delay in the second quarter of 2003. During the nine months ended September 30, 2003, $260,000 of the amount accrued at December 31, 2002 was paid of otherwise provided for and at September 30, 2003, approximately $240,000 of restructuring costs remains accrued.

Note 5: Debt Financing Arrangements

On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (“Agreement”) with U.S. Bank in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and a $2.0 million as a term loan for new equipment purchases. The Agreement also provided for a special advance of $1.0 million for any 60-day period requested by the Company until July 31, 2003. This special advance, which has been used and repaid by the Company, is no longer available for reuse. The Agreement is for a three-year period with annual interest accruing on outstanding balances at prime plus 0.50 percent. The Agreement requires the Company to notify the bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the following financial covenants through December 31, 2003: maintain a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of each fiscal quarter for the year-to-date period then ended; maintain a maximum consolidated total liabilities to consolidated tangible net worth ratio not to exceed 4.25 to 1.0 as of the last day of each quarter; achieve minimum consolidated EBITDA of $9 million during each fiscal year and limit aggregate capital expenditures to not be more than $2 million in any fiscal year.

The Company’s motorcoach wholesale financing agreement (“Wholesale Agreement”) with GE, which was amended in 2002, is scheduled to expire June 30, 2004, provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. Amounts borrowed are currently limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. The Wholesale Agreement provides that, beginning after July 31, 2003, the advance rate on new coaches more than 365 days old (based on date of completion) would be reduced from 90% to 70% and provide no financing on new coaches more than 720 old and on used coaches more than 365 days old (based on date of acquisition by the Company) and on coaches older than 10 model years. GE has currently elected to not require the Company to comply with these reduced advance rates while discussions to modify the Wholesale Agreement continue. The discussions are aimed at leaving the advance rates at their current levels (i.e., 90% and 70%, respectively) but adding phased in curtailments to reduce outstanding borrowings under certain conditions. It is expected that these amendments to the Wholesale Agreement will be completed before the end of 2003. Borrowings under the Wholesale Agreement bear interest at prime plus 0.25% when prime is less than 6.25%, otherwise at the prime rate and are secured by the financed motorcoaches and other assets of the Company. The Wholesale Agreement requires, among other covenants: a minimum defined tangible current ratio of 1.2 as determined each fiscal quarter; a minimum tangible net worth of $14 million through December 31, 2002 and $15 million at March 31, 2003 and each quarter thereafter; a ratio of debt to tangible net worth not to exceed 5 to 1 as determined each fiscal quarter; and achievement of positive net income at the end of each month for the three-month period then ended.

At September 30, 2003, the Company was in compliance with all covenants of its U.S. Bank and GE credit agreements. The Company expects it will need to request a waiver of the U.S Bank annual EBITDA requirement of $9 million for the year ended December 31, 2003

The Company’s motorcoach shell manufacturer provides the Company with a number of motorcoach shells on a consignment basis for a defined period of time, generally 4 months. The consignment agreement requires the payment for each shell at the time it is sold or at the end of the consignment period, whichever occurs sooner. The manufacturer has the right to demand payment for the shell or to have the consigned unit returned at the end of the consignment term. If the manufacturer demands return of a shell, it must reimburse the Company for the cost of the raw materials, labor and overhead attributable to improvements made to the shell. At September 30, 2003, the shell manufacturer was entitled to demand payment of $352,000 for shells with expired consignment terms.

On January 30, 2002, the Company entered into an agreement with a private corporate investor to borrow $1.5 million under a subordinated convertible promissory note. The maturity date of the note and the holder’s option to convert the note into common stock was extended from April 15, 2003 until October 15, 2003, and the accrual of interest at 6.5% on the note ceased effective April 15, 2003. On October 8, 2003, the holder of the note exercised the option to convert the note and accrued interest of $118,000 into common stock. The entire amount was converted to 661,314 shares of common stock at the daily average closing market price during the period from April 30, 2002 until October 31, 2002 of $2.448 per share pursuant to the terms of the note.

Note 6: Tax Benefit Resulting from Carryback Claim

In 2002, the Job Creation and Workers Assistance Act enabled the Company to amend it 2001 Federal income tax return and claim additional deductions relating to its self-insured employee medical plan. These deductions increased the 2001 income tax loss, which was then carried back to prior years resulting in refunds of taxes paid in those years. In addition, law changes enabled the Company to claim refunds for Alternative Minimum tax payments made in prior years. These refunds, which totaled $616,000, were recorded as a reduction of the provision for income taxes in the third quarter of 2002.

Note 7: Commitments and Contingencies

Trade Creditor Repayment Plan

In the first nine months of 2003, the Company has made quarterly payments totaling $1.8 million according to the trade creditor repayment plan (the “Plan”) schedule worked out with its trade creditors in November 2001. The Company plans to make additional quarterly payments totaling $550,000 in the fourth quarter of 2003 and $2.2 million for the year 2004. There is no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, some vendors may require prepayments at the time of order or payment on delivery of the materials. A substantial number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

Dealer Inventory Repurchase Arrangements

Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $10.8 million at September 30, 2003. During the nine months ended September 30, 2003, the Company made repurchases of $34,000 under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as described further below under legal actions.

Self Insurance

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At September 30, 2003, $2.4 million was accrued for estimated unpaid health and workers compensation claims and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $3.0 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims. These letters of credit reduce amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 5.

Litigation

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Except as described below, the ultimate outcome of such claims cannot be ascertained or reasonably estimated at this time. However, it is the opinion of management, after consulting with counsel handling such matters, it is unlikely that the resolution of such suits will have a material adverse effect on the financial position of the Company or its operating results for any particular period. During the quarter ended June 30, 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. The Company has accrued a liability of $850,000 for this verdict in the accompanying unaudited condensed consolidated balance sheet and has charged cost of sales for the estimated loss of $300,000 on the future resale of the coach to be reacquired. The Company is appealing this verdict.

Miscellaneous

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Annual rental payments under these operating leases are estimated to be $1.6 million as of September 30, 2003.

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

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities pursuant to a policy described in the summary of critical accounting policies described elsewhere in this report. Following is a summary of the changes in these liabilities during the three and nine month periods ended September 30,2003 (in thousands):

	Periods ended September 30
	Three months		Nine months
	2003	2002	2003	2002
Provision for units sold during the period	$160	$331	$1,026	$1,133
Adjustments of prior period provision	—	—	88	—
Claims paid during the period	(364)	(556)	(1,188)	(1,513)

Net increase (decrease) during period	(204)	(225)	74	(380)
Balance, beginning of period	1,561	1,680	1,431	1,835

Balance, September 30, 2003 and 2002	$1,357	$1,455	$1,357	$1,455

Note 8: Shareholders’ Equity

Shareholders’ equity may be further detailed as follows (in thousands):

	Sept. 30, 2003	Dec. 31, 2002
Common stock – without par value;
Authorized – 40 million shares;
Issued – 6,535 shares at Sept. 30, 2003 and Dec. 31, 2002	$16,595	$16,595
Additional paid-in capital	4,157	4,157
Accumulated deficit	(2,108)	(2,797)

Total Shareholders’ equity	$18,644	$17,955

As discussed in Note 5 to these unaudited condensed consolidated financial statements, on January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note. On October 8, 2003, the holder of the note exercised the option to convert the note and accrued interest of $118,000 into common stock. The entire amount was converted to 661,314 shares of common stock at the daily average closing market price during the period from April 30, 2002 until October 31, 2002 of $2.448 per share pursuant to the terms of the note. The holder of this note also holds a warrant to purchase 150,000 shares that may be exercised at any time before January 31, 2007 at a price of $2.00 per share.

Note 9: Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The Company has no items of comprehensive income for the three or nine month periods ended September 30, 2003. In the three and nine month periods ended September 30, 2002 there was a net loss of -0- and $24,000, respectively, related to an interest rate swap. At September 30, 2003 and 2003, there were no components of comprehensive income other than net income.

Note 10: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors in the total amount of 843,900 shares at September 30, 2003 and 837,900 at December 31, 2002. These options were granted at prices ranging from $1.11-$6.394 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. Options for 12,000 shares were granted to directors upon their annual election on June 6, 2003 at a price of $1.88 per share and 6,000 previously granted options for shares with an option price of $10.00 per share were forfeited during the nine month periods ended September 30, 2003.

Note 11: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three month and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three months		Six months
	2003	2002	2003	2002
Net income available to common shareholders	$467	$753	$689	$2,877
Weighted average number of basic shares Outstanding	6,535	6,535	6,535	6,535
Diluted effect of
Stock Options	52	21	56	28
Convertible promissory note and interest	661	612	661	544
Warrants	8	—	12	—

Weighted average number of diluted shares outstanding	7,256	7,168	7,264	7,107

Net income per share – basic	$0.07	$0.12	$0.11	$0.44
Net income per share – diluted	$0.06	$0.11	$0.09	$0.40

Stock options for 465,400 shares at September 30, 2003 and 482,300 shares at September 30, 2002 were excluded from the dilutive effect of stock options because the exercise price of the options and warrants was greater than the market value of the stock at those dates.

Note 12: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. “Corporate and other” includes Featherlite Chemicals, LLC, aircraft operations, certain corporate officers and administration.

Management evaluates the performance of each segment based on income before income taxes. Management has a policy of not charging interest to the segments on intercompany borrowing balances and retains all interest expense related to the U.S. Bank line of credit in the Corporate and other segment.

Information on business segment sales, income before income taxes and assets are as follows for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three months ended September 30,
2003
Net sales to unaffiliated customers	$25,811	$19,919	$1	$45,731
Income (loss) before income taxes *	1,820	(445)	(632)	743
Identifiable assets	27,875	51,220	5,376	84,471

2002
Net sales to unaffiliated customers	$25,529	$15,072	$—	$40,601
Income (loss) before income taxes	1,412	(633)	(561)	218
Identifiable assets	28,517	55,842	6,467	90,826

Nine months ended September 30,
2003
Net sales to unaffiliated customers	$76,064	$58,729	$12	$134,805
Income (loss) before income taxes *	3,472	12	(2,248)	1,236
Identifiable assets	27,875	51,220	5,376	84,471

2002
Net sales to unaffiliated customers	$81,851	$66,979	$—	$148,830
Income (loss) before income taxes	5,193	531	(2,135)	3,589
Identifiable assets	28,517	55,842	6,467	90,826

*	Minority interest in subsidiary loss of $66 included in “Corporate and Other” and in “Total.”

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company’s results of operations and financial condition for the three-month and nine-month periods ended September 30, 2003 and 2002.

Results of Operations

Three-month period ended September 30, 2003 and 2002

On a consolidated basis, the Company’s net income for the third quarter ended September 30, 2003, was $467,000 or $0.06 cents per diluted share, compared with net income of $753,000, or $0.11 cents per diluted share in the third quarter of 2002.. The third quarter of 2002 includes the effects from an income tax refund of $616,000 as a result of the Job Creation and Workers Assistance Act of 2002. The improved third quarter pre-tax results in 2003 were primarily a result of higher gross margin realized increased sales volume.

Consolidated net sales of $45.7 million for the third quarter of 2003 increased by 12.6 percent over the net sales of $40.6 million for the third quarter of 2002. Net sales of trailers increased by 1.1 percent compared to the third quarter of 2002 as sales increased in all product categories except horse and livestock trailers. Motorcoach segment net sales dollars increased by 32.1 percent over the same quarter of 2003 as unit sales of new motorcoaches increased by 25.0 percent and unit sales of used motorcoaches increased by 30 percent over 2002.

Consolidated gross profit margin increased by $522,000 million to almost $6.4 million for the third quarter of 2003 from slightly more than $5.8 million for the same quarter in 2002. This improvement was attributable to increased sales volume in both segments compared to 2002. As a percentage of sales, consolidated gross profit margin for the quarter was 13.9 percent in 2003 compared to 14.4 percent in 2002. Trailer margin percentages for the current quarter were almost 1 percentage point higher than the same quarter in 2002, and significantly higher than the gross margin percentages for the nine-month period of 2003, as discussed further below. Motorcoach gross profit margins declined by 1.5 percentage points in the third quarter of 2003 compared to 2002. This decrease resulted primarily from lower percentage margins being realized on sales of new units and increased discounts being taken to sell used units and to reduce inventory levels.

Consolidated selling and administrative expenses increased by $282,000 for the third quarter of 2003 to $5.2 million, a 5.7 percent increase from $4.9 million for the second quarter of 2002. As a percentage of sales, these expenses decreased to 11.4 percent in 2003 from 12.1 percent in 2002. Trailer segment expenses declined by 3 percent in 2003 compared to 2002 due to reduced marketing related costs. Motorcoach segment expenses increased by 14 percent in 2003 compared to 2002 mainly due to slight increases in both marketing and administrative costs. Corporate and other expenses increased by $123,000 in 2003 compared to the third quarter of 2002 that included a bonus accrual reversal of $100,000.

Consolidated interest expense decreased by $134,000 in the third quarter of 2003 compared to 2002 as the result of lower average interest rates and borrowing levels in 2003. Other income, net, increased by $138,000 in the third quarter of 2003 compared to the same quarter in 2002 in part the result of increased gains on property sales in 2003 and increased prompt payment discounts.

Minority interest in the Company’s 51 percent owned subsidiary’s earnings was $14,000 in the third quarter of 2003. This amount represents the equity interest of the 49 percent owner in Featherlite Chemicals, LLC (FCC). FCC that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter include the accounts of FCC, which reflected a total operating loss of $28,000 for the third quarter of 2003.

Consolidated income before taxes (IBT) increased by $512,000 in the third quarter of 2003 compared to the same quarter in 2002. This increase reflects an increase in trailer segment IBT of $408,000, an increase in motorcoach segment IBT of $188,000 offset by an increase in corporate and other net expense by $71,000, for the reasons discussed above.

A provision for income taxes of about 37 percent was provided in 2003 and 2002.

Nine-month period ended September 30, 2003 and 2002

On a consolidated basis, the Company’s net income for the nine month period ended September 30, 2003, was $689,000 or 0.09 cents per diluted share, compared with net income of $2.9 million, or $0.40 cents per diluted share for the same period of 2002. This significant decrease primarily reflects reduced gross profit as the result of lower sales in the first nine months of 2003 as compared to the same period last year.

Consolidated net sales for the first nine months of 2003 decreased by $14.0 million (9.4 percent) to $134.8 million compared with $148.8 million for the first nine months of 2002. Sales of specialty trailers and transporters were down by 7.1 percent as there were reduced sales in all product categories except car hauler and utility trailers. Motorcoach segment sales were down 12.3 percent as sales of new motorcoaches decreased by 7.5 percent and sales of used coaches declined 22.9 percent. The first quarter of 2003 did not experience the same significant surge in sales that occurred in the first quarter of 2002. Consolidated sales in the second quarter of 2003 were comparable on a consolidated basis to 2002 but trailer sales continued to lag behind 2002. As discussed above, third quarter consolidated sales increased compared to the same quarter in 2002 with trailer sales increasing slightly.

Consolidated gross profit margin decreased by $3.4 million to $18.0 million in the first nine months of 2003 from $21.4 million for the same period in 2002. As a percentage of sales, consolidated gross profit margin for the nine months was 13.4 percent in 2003 compared to 14.4 percent in 2002. This overall decline in consolidated gross profit margin mainly reflects the decline in net sales as discussed above, but was also partially attributable to lower percentage margins on trailer sales and reduced percentage margins realized in the motorcoach segment. Trailer margins were 1.6 percentage points lower in the first nine months of 2003 compared to the same period in 2002. This was primarily the result of increased material costs attributable to changes in product mix and less efficient labor and overhead utilization as the result of changes in sales volume and product mix. Motorcoach gross profit margins decreased by 0.4 percentage points as higher margins realized on sales of new units were offset by reduced margins on sales of used units. An additional provision of $727,000 was recorded to reduce the inventory cost of used coaches to estimated market value and additional charges of $300,000 were recorded for the expected loss on an adverse jury verdict (as described in Note 7 to the unaudited condensed consolidated financial statements). In the first nine months of 2003, new motorcoach gross profit margins were reduced by $88,000 for additional accrued warranty costs on Vogue model motorcoaches compared to $412,000 in the same period of 2002

Consolidated selling and administrative expenses decreased for the first nine months of 2003 by $251,000 to $15.5 million, a 1.6 percent decrease from $15.7 million for the first nine months of 2002. As a percentage of sales, these expenses increased to 11.5 percent in 2003 from 10.6 percent in 2002, primarily reflecting the reduced sales volume. Trailer segment expenses have decreased by about 3% primarily as a result of reduced legal fees and other administrative expenses. Motorcoach segment expenses have decreased by 9 percent due mainly to reduced commissions as the result of lower sales and lower advertising and promotion costs. Corporate and other expenses have increased by $379,000 primarily as the result of increased fees and costs related to investigating outside financing alternatives, increased depreciation on the aircraft and the inclusion of $142,000 of FCC’s selling and administration expenses in 2003. These increases have been partially offset a by a $155,000 reduction in management bonus accruals in 2003 and a $130,000 reduction in legal expenses as the result of a litigation settlement resolved in the Company’s favor.

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

Consolidated interest expense decreased by $424,000 in the first nine months of 2003 compared to 2002 as the result of lower average interest rates and borrowing levels in 2003. Other income, net, increased by $192,000 in the first nine months of 2003 due mainly to the non-recurrence of financial advisory fees related to investigating strategic financing alternatives in 2002.

Minority interest in the Company’s 51 percent owned subsidiary’s earnings was $66,000 in the nine months of 2003, its initial period of operation. This amount represents the equity interest of the 49 percent owned in FCC that was formed in 2003 to market car care products. The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2003 include the accounts of FCC, which reflect a total operating loss of $134,000 for this period.

Consolidated income before taxes (IBT) decreased by $2.4 million, or 67 percent, for the first nine months of 2003 compared to the same period for 2002. This decrease reflects a decrease in trailer segment IBT of $1.7 million, a decrease in motorcoach segment IBT of $519,000 and an increase in corporate and other net expense by $113,000 for the reasons discussed above.

A benefit for income taxes of 47 percent was provided in 2003 compared to an income tax provision rate of 20 percent in 2002. The increased provision rate in 2003 reflects the exclusion of certain expenses that not deductible for income tax purposes. The reduced provision rate in 2002 reflects a $616,000 reduction for income tax refund as a result of the Job Creation and Worker Assistance Act of 2002 and anticipated benefits due to utilization of state income tax loss carryforwards from prior years.

Outlook

The Company remains cautiously optimistic concerning sales in the last quarter of 2003. At September 30, 2003, the trailer order backlog was $11.9 million compared to $13.8 million at September 30, 2002. At September 30, 2003 the motorcoach backlog was $6.1 million, the same level as September 30, 2002. At October 31, 2003, trailer backlog levels had increased significantly to $18.0 million compared to $11.5 million at October 31, 2002. Management expects that sales will continue to improve as the national economic business conditions improve. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in increasing order levels to maintain or exceed 2002 sales volume. Actions have been taken to reduce costs and adjust the work force as required to improve margins and to continue profitability in future quarters, even at lower revenue levels.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company will continue to introduce new and enhanced models of trailers in 2003 and 2003 and will add motorcoach models with multiple slide-out features and price points.

In 2003, the Company entered into two agreements that could beneficially enhance its operating results beyond 2003, as follows:

1. The Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC has the option to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period. ULC is a related party controlled by Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite also entered into agreements with ULC to lease ULC office space and to provide service on the ULC motorcoaches. There were no sales to ULC during the third quarter and sales for the nine months ended September 30, 2003 totaled $1.3 million. The Company has receivables of about $9,000 from ULC for certain expenses at September 30, 2003.

2. The Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC, a Delaware limited liability corporation (FCC). Featherlite owns a 51 percent interest in FCC with Benbow owning the remaining 49 percent interest. The principal business activity of FCC is to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name. The accompanying condensed consolidated financial statements include the accounts of FCC as of September 30, 2003 and for the nine month period then ended.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank National Association (U.S. Bank) and with GE Commercial Distribution Finance (GE) and continued credit from the supplier of its motorcoach shells. During the nine months ended September 30, 2003, the Company’s operating activities provided net cash of $8.7 million, primarily as the result of a net reduction in its working capital accounts (exclusive of cash). This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company’s revolving lines of credit. At September 30, 2003, the Company had approximately $2.2 million available to borrow on its credit lines compared to $1.8 million at December 31, 2002. A special advance from U.S. Bank of $1.0 million in December 2002, which expired on July 31, 2003, has been fully repaid.

The Company’s liquidity is generally measured by a number of key indicators. The Company’s ratio of current assets to current liabilities was 1.11 to 1 at September 30, 2003, compared with a ratio of 1.09 to 1 at December 31, 2002. This ratio will improve as portions of the debt included in current liabilities in the accompanying condensed consolidated balance sheets are reclassified to long-term debt. This will occur if the Company has additional experience and success in maintaining profitable operations and demonstrates a consistent ability to achieve compliance with its restrictive debt covenants on a consistent basis. The ratio of total debt to shareholders’ investment decreased to 2.27 to 1 at September 30, 2003 from 2.75 to 1 at December 31, 2002.

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

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. A significant increase in trailer backlog in October in 2003 will require the purchase of materials and a build up of work in process. A $2.0 million, 90-day special advance has been requested from U.S. Bank to provide cash to fund this inventory build-up. We can make no assurance that the Bank will fund this request. To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of September 30, 2003, approximately 73 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers. For the nine months ended September 30, 2003, total units sold exceeded units produced by 3 units. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the fourth quarter of 2003, the Company has scheduled payments for debt principal and interest, trade creditor repayment plan and other fixed obligations that will require cash flows of $3.3 million. Additional payments may be required for the commitments and contingencies referred to in Note 7 to condensed consolidated financial statements. These payments are expected to be funded in part by cash generated from operations. As discussed in Note 5 to condensed consolidated financial statements, financing available under the Company’s wholesale financing plan for motorcoaches was scheduled to, but did not, change on July 31, 2003. The Company expects these provisions will be modified during the fourth quarter. If these changes do not materialize, reduced advance rates could have an adverse impact on the Company’s cash flow. While the Company’s 2003 operating plan projects sufficient cash will be provided by operations to meet its obligations as they become due, management cannot provide assurance that these sources of funds will be adequate to allow the Company to meet all of these and other obligations on a timely basis. The Company may be required to seek additional funding from other sources to enable it to meet its obligations.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 5 to the unaudited condensed consolidated financial statements, is a summary of the Company’s agreements with its principal lenders:

1.	The Company’s Amended and Restated Loan Agreement (Agreement) with U.S. Bank is in an aggregate amount of $23.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. As of September 30, 2003, net availability on the revolving credit line was $8.1 million with about $6.5 million outstanding. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note ($900,000 at September 30, 2003) will be based on a 60-month amortization with the unpaid balance due on June 30, 2005.

2.	The Company’s Amended Wholesale Financing Agreement (“Agreement”) with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of September 30, 2003, the aggregate availability under this Agreement was $20.8 million with $20.1 million outstanding.

3.	At September 30, 2003, the Company’s shell manufacturer was entitled to demand payment of $352,000 for one shell with an expired consignment term.

Certain Other Obligations

As described in Note 7 to the unaudited condensed consolidated financial statements, the Company is subject to a number of commitments and contingencies that may affect our liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the nine-month period ended September 30, 2003, as reflected in the condensed consolidated statements of cash flow:

Operating activities provided net cash of $8.7 million. The Company’s net income of $689,000 included non-cash depreciation and amortization of $1.9 million and other non-cash items in an aggregate net amount of $61,000. Net changes in receivables, inventories and prepaid assets provided cash of $6.4 million, including an income tax refund of $1.0 million received in the first quarter of 2003. The substantial portion of this change resulted from total inventory levels decreasing by about $4.9 million as a $1.6 million increase in work in process inventories was more than offset by decreases in raw materials inventories of $130,000, and a $6.4 million decrease in new and used trailer and motorcoach inventories. The remaining portion of this change resulted from increased receivables of $684,000 and $1.1 million reduction in prepaid expenses, primarily due to insurance premium amortization. Net decreases in accounts payable, customer deposits and other current liabilities used cash of $364,000. Changes in these liabilities included, among other items: an increase of $87,000 in motorcoach shells payable, which was partially offset by a $58,000 decrease in other trade payables; an increase of $126,000 in accrued liabilities; and a decrease of $520,000 in customer deposits.

The Company’s investing activities used cash of $634,000, net of $138,000 proceeds from property sales. The Company’s capital expenditures for plant and equipment were $772,000. In 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment in 2002 and 2003. Borrowings against this term note were $900,000 at September 30, 2003, including $550,000 received during the nine months ended September 30, 2003 for capital expenditures made in both 2002 and 2003. During the nine months ended September 30, 2003 the Company paid $77,000 of its $102,000 capital contribution to Featherlite Chemicals, LLC, with the remaining balance of $25,000 to be paid in the fourth quarter of 2003.

The Company’s financing activities used net cash of $8.2 million, including $6.1 million for net reductions in line of credit borrowings, a $907,000 net reduction in other long term debt, which includes $550,000 received by the Company on its Capital Expenditure Term Note, as discussed in the preceding paragraph, and $1.8 million for Trade Creditor Repayment Plan payments. Checks issued but not presented for payment increased by $714,000. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

Assuming favorable improvement in the Company’s operations as a result of continued improvement in the national economy, approval of the special advance requested from U.S Bank and favorable completion of the modifications to the GE agreement related to advance rates on new and used coaches floorplanned more than 365 days, the Company believes that its current cash balances, cash flow generated from operations and available borrowing capacity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2003 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements during the nine months ended September 30, 2003.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. The Company adopted the provisions of this new pronouncement on January 31, 2003 and it has had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 for any financial instruments entered into or modified after May 31, 2003 and it has had no impact on the Company’s financial position or results of operations.

Forward-looking Information and Risks

Certain statements in this report, and in the Company’s Form 10-K and other filings with the SEC, are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. The words “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate’” and similar words and expressions are intended to identify forward-looking statements. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement. These statements speak only as of the date of this quarterly report, are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as the result of many factors, including but not limited to: product demand and acceptance of products in each segment of the Company’s markets, fluctuations in the price of raw materials including aluminum, competition, facilities utilization, the availability of additional capital required to improve the Company’s net liquidity deficiency and certain other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

The Company’s future operating results are subject to a number of risks, including, but not limited to, the following:

1. Our strategy involves, to a substantial degree, increasing revenues while at the same time reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs. These activities have included personnel reductions, reduction or elimination of non-personnel expenses, facility closures and realigning and streamlining operations. We cannot assure you that our efforts will result in increased profitability for any meaningful period of time. Moreover, our cost reduction efforts may adversely affect our ability to manufacture and distribute products in required volumes to meet customer demand and may result in disruptions that affect our products and customer service.

2. As described above, during 2002 the Company signed long-term agreements with its lenders with new financial covenants. The Company was not in compliance with certain of these covenants as of March 31, 2003 but was in compliance with all the financial covenants at September 30, 2003. The Company expects it will need to request a waiver of the U.S. Bank annual EBITDA requirement of $ 9 million for the year ended December 31, 2003. The Company cannot provide assurance that it will maintain compliance with these covenants in the future. If the Company is unable to obtain waivers of future covenant defaults and secure sufficient additional financing to fund its liquidity shortfalls, the Company’s business will be harmed.

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

6. The Company begins production of most of the luxury motorcoaches before a customer order is received. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Failure to sell these motorcoaches on a timely basis at prevailing prices could further decrease the liquidity of the Company.

7. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2002, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by an aggregate amount of $5.2 million in order to facilitate their sale. The write-down in the nine months ended September 30, 2003 was $727,000. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results.

8. Advances under the Company’s present Wholesale Agreement with GE are based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. After July 31, 2003, the Agreement required a reduction in the advance rate on new coaches more than 365 days old from 90 percent to 70 percent and provided no financing on new coaches more than 720 days old or used coaches more than 365 days old based on the date of acquisition by the Company or used coaches older than 10 model years. GE has not required the Company to be subject to the reduced advance rates while discussions reqarding modification of the agreement continue. The Company expects that the agreement will be modified to provide for financing of new and used coaches at existing rates, subject to phased curtailments to reduce the amounts financed under certain circumstances. Future aggregate availability under this agreement could be reduced if the Company is unable to reach a favorable agreement regarding the advance rates or if it is usable to sell certain new or used coaches before financing rates are reduced or eliminated. Either event may require the Company to obtain additional financing from other sources.

9. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Report of Independent Public Accountants on the December 31, 2002 financial statements states that the Company is unable to ascertain whether it will have sufficient liquidity available under its existing lines of credit to fund operations or whether the Company will meet various covenant requirements contained in its financing agreements. While progress has been made to reduce these uncertainties, these matters still raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. In August 2001, the Company transferred to The Nasdaq Smallcap Market because its common stock had failed to maintain the minimum market value of public float required for continued listing on the Nasdaq National Market. In 2001, Nasdaq expressed concern that the Company may not be able to sustain compliance with the continued listing requirements of The Nasdaq Stock Market because of the “going concern” opinion expressed in the Report of Independent Accountants on the Company’s December 31, 2001 and 2000 consolidated financial statements. There is no assurance the Company will be able to satisfy Nasdaq regarding its ability to meet these continued listing requirements, and the Company’s common stock may be delisted from Nasdaq. In such an event, the market for the Company’s common stock may become less liquid, and its shareholders may have a more difficult time selling the Company’s common stock.

11. As discussed in Note 4 to condensed consolidated financial statements, the Company discontinued use of its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others and held on consignment by the Company. Implementation of this plan was delayed until the third quarter of 2003. An additional accrual was made at the end of 2002 and at June 30, 2003 for the estimated lease and other costs to be incurred until this facility can be profitable. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2003, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. See Exhibit Index on page following signatures.

(b) Reports on Form 8-K. The Registrant filed one Form 8-K during the three months ended September 30, 2003. A Form 8-K dated August 5, 2003 was filed, with a press release issued August 4, 2003, to announce and furnish the Company’s 2003 second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC. (Registrant)

Date: November 14, 2003	/S/ CONRAD D. CLEMENT

Conrad D. Clement President & CEO

Date: November 14, 2003	/S/ JEFFERY A. MASON

Jeffery A. Mason Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended September 30, 2003

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