Form 10-K
period 2003-12-31
FEATHERLITE INC
filed 2004-04-15
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File No.: 0-24804
December 31, 2003

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

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 31, 2004, was $10,760,000 (based on the last sale price of the registrant’s Common Stock on such date).

Number of shares of Common Stock, no par value, outstanding at March 31, 2004: 7,198,428.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part II

FEATHERLITE, INC

FORM 10-K

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our web site, www.fthr.com, as soon as reasonable practical after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our web site as part of, or incorporating it by reference into, this annual report on Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Featherlite, Inc. (referred to as “Featherlite,” “we,” “us,” “our,” or the “Company,”) is a Minnesota corporation formed in 1988 to acquire the assets of a non-affiliated business that had manufactured trailers since the early 1970s under the FEATHERLITE® brand name. Our principal operations have historically involved designing, manufacturing and marketing over 400 models of both custom-made and standard model specialty aluminum and steel trailers. We market our trailers primarily through a network of over 240 full-line dealers located in the United States and Canada. The Company markets its trailers primarily under the FEATHERLITE® brand name.

We make a majority of our FEATHERLITE® trailers from aluminum, which differentiates the Company from most of its competitors that primarily make steel trailers. Aluminum trailers are generally believed to be superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company’s focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL® series and DIAMOND D® brands in order to provide dealers and customers with a high quality, but less expensive, alternative to our aluminum trailers.

Since 1996, the Company has also been designing, manufacturing and marketing custom luxury motorcoaches through its acquisition of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. We market our motorcoaches under the trade names “Featherlite Vantare® , Featherlite Vogue®, and Featherlite Luxury Coaches® directly rather than selling them through a dealer network. The Company discontinued production of the Featherlite Vogue® model in 2001, but beginning in 2004, new models manufactured for the Company by a third party will be sold under this trade name.

The Company continually monitors the trailer market for opportunities to leverage its brand names and expertise. Featherlite pioneered the introduction of standard model aluminum horse and livestock trailers, which traditionally had been custom made. It has also responded to the increasing demand for customizing the interiors of trailers, a capability which helps distinguish the Company from its competition. Typical interiors range from a simple interior, such as a dressing room, closet and mirror in the nose of a horse trailer, to upscale interiors such as upholstered seating and sleeping areas, kitchens, bathrooms and modern electronics, including fax machines, cellular phones and satellite dishes, in race car transporters. In addition, Featherlite refines the products it already offers by introducing new features to satisfy the increasing demands of its customers. In 2003, 60 new models or existing model changes were introduced and more changes are planned for 2004.

Featherlite luxury motorcoach customers have over 200 amenities and state-of-the-art options to choose from in detailing their luxury motorcoach. In 2004, the list of options and choices will grow as the Company strives to offer features that meet or exceed customer preferences and to offer customers uncommon conveniences and luxury in their motorcoaches. Engineering advancements now offer customers an inside look into their future motorcoach through enhanced 3-D graphic illustrations.

The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events that are visible to its customers. These sponsorships include Featherlite’s designation as the “Official Trailer” of NASCAR, Champ Car, Indy Racing League (IRL), American Speed Association (ASA), World of Outlaws (W.O.O.), CASCAR, Grand Am Road Racing, American Race Car Association (ARCA) and the Indianapolis Motor Speedway race track. Featherlite also is the title sponsor of the Featherlite Modified Series National Touring and is the NASCAR Award and Contingency Program Sponsor of the NASCAR Featherlite Most Improved Driver Special Award Program. Additionally, we are a sponsor of the Ohio All American Quarter Horse Congress, the National Western Livestock Show, Appaloosa Horse Club, United States Team Roping Competition, the National High School Rodeo Association, the Professional Women’s Rodeo Association, and the World’s Toughest Rodeo. The Company’s luxury motorcoach is the “Official Coach” of NASCAR, IRL, Grand Am Road Racing and The Golf Channel and is a sponsor of the World Billfish Series.

In 2001, the Company began a three-year agreement with NBC and TNT and in 2002 with FOX Sports Network to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. The Company has a similar agreement with MRN (Motor Racing Network) through 2006. As a program sponsor of The Golf Channel, the Company currently has annual television commercial package rights as well as onsite promotional activity rights.

The Company is optimistic that sales growth will improve in 2004. At December 31, 2003, our total order backlog was 85 percent greater than at December 31, 2002, with trailer backlog ahead 74 percent and motorcoach backlog ahead 105 percent. Since then, total order backlog has continued to increase above first quarter levels in 2003, and was 36 percent ahead at March 31, 2004 compared to March 31, 2003. While the Company does not know how long the current order trend will last, it will continue its aggressive measures to promote sales and manage costs. Management believes Featherlite is positioned to continue as a leading provider of trailers and motorcoaches for leisure, recreation and entertainment purposes and mobile marketing and command uses and trailers for farm operations and certain service industries.

Specialty Trailer and Motorcoach Industries

The Company operates in two principal industries: specialty trailers and motorcoaches.

Specialty Trailer Industry

Specialty trailers are designed for specific hauling purposes rather than for general commercial freight. The customers of the specialty trailer industry consist of broad segments of the general public, such as hobbyists, sports enthusiasts, farmers and ranchers and certain service providers. In contrast, commercial freight trailers are generally made for non-specific purposes and the customers are typically trucking companies and manufacturers with fleets of trucks and trailers. Unlike the commercial freight trailer industry, which is dominated by a few large manufacturers, the specialty trailer industry is comprised of many small manufacturers. No published statistics are available on the size of the specialty trailer industry or its subcategories. However, the Company believes that there may be as many as 500 manufacturers of specialty trailers in the United States, of which approximately 30 manufacture specialty aluminum trailers.

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

In comparison, we believe barriers to entry into the aluminum trailer production are moderately higher since production requires larger capital investment in dies, extrusion molds and equipment, more sophisticated welding and production techniques, and greater design capabilities to maximize the strength-to-weight ratio advantage of aluminum over steel.

In dollar sales, the Company estimates that aluminum trailers presently constitute 10 to 20 percent of the total market for specialty trailers, but that this percentage is increasing. The Company believes that an increase in demand for aluminum rather than steel trailers will be driven by a number of factors. Aluminum trailers offer substantial advantages over steel trailers in weight, ease of maintenance, durability and useful life. Aluminum trailers resist rust and corrosion, and weigh 30% to 40% less than comparable steel models. Maintenance is substantially less on aluminum trailers because of the absence of rust and because they typically are not painted or are pre-painted with a baked-on enamel. As a result, aluminum trailers can be offered with superior warranties and provide greater customer satisfaction. The lighter weight of aluminum trailers reduces the demands on the towing vehicle, affords better gas mileage and allows a greater percentage of gross trailer weight for carrying cargo.

Motorcoach Industry

Motorcoaches are the most luxurious of all recreational vehicles. There are various models of motorcoaches, including bus conversions and “Highline” luxury Class A models. Bus conversion motorcoaches represent a high-end market niche, with selling prices for the most luxurious motorcoaches ranging from $800,000 to $1,200,000 or more. The most expensive models are primarily converted from a bus shell that is purchased and converted to provide an interior area designed to customers’ specifications. “Highline” luxury Class A motorcoaches are built on specially-designed chasses and are also available at lower prices, ranging from $375,000 to $800,000. The Company believes that there are presently seven or more companies in the motorcoach industry. The Company views Marathon, Royale and Liberty as being its principal competitors in the bus conversion market. Monaco, Thor, Winnebago and Fleetwood are the principal manufacturers in the specially-designed chasses.

The target market for the Company’s motorcoaches is typically affluent business owners, retirees, professionals and those in the entertainment and sports industries. The number of affluent retirees and business owners who represent the target market for luxury motorcoaches produced by Featherlite is also continuing to grow as the “baby boomer” generation ages. The Company has also developed a motorcoach to be used for command and control purposes by fire and law enforcement teams in cities and states throughout the nation.

Products and Services

The Company’s primary business activity is the manufacture and sale of specialty aluminum trailers and motorcoaches. Rework and warranty services are also provided for Company-built trailers and motorcoaches at the Company’s facilities and dealer locations. For 2003, approximately 93% of the Company’s revenues were derived from trailer and motorcoach sales.

The following data illustrates the percentage of the Company’s net sales in 2001, 2002 and 2003 (dollars in thousands):

	Years ended December 31,
	2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Trailers	$97,348	45.7	$96,661	50.0	$94,091	52.3
Motorcoaches	103,911	48.9	84,743	43.9	73,511	40.8
Other	11,527	5.4	11,762	6.1	12,372	6.9

Net sales	$212,786	100.0	$193,166	100.0	$179,974	100.0

Specialty Trailers

The Company believes it is unique among trailer manufacturers because of the many types of trailers it manufactures and markets. The Company’s FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company’s primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters, including mobile marketing, mobile office, mobile classroom, vending and command centers. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE® brand trailers, which are “all aluminum” with the exception of steel axle and hitch assemblies, enjoy a premier image in the industry. Sales of FEATHERLITE® brand trailers currently represent approximately 92% of the Company’s total trailer sales. FEATHERLITE-STL® series and DIAMOND D® brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place its product line at the lower-priced end of the market.

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

The Company’s standard model trailers are normally available for quicker delivery to dealers than custom trailers. In an industry consisting historically of manufacturers who custom build trailers, the Company’s introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 57% of the Company’s total trailer sales. The Company’s dealer network has enthusiastically endorsed and supported the standard model concept.

In recent years, the Company has experienced increased demand for special-order trailers with more luxurious interior amenities and custom-designed features. For that reason, the Company’s Interiors Division offers options ranging from simple shelves, cupboards, lockers and dressing rooms to complete living quarters, including upholstered furniture, electronics, wood or laminated Formica finishes, air conditioning, refrigerators, dinettes and bath packages. The Company stresses its ability and willingness to build trailers “from the ground up” with unique, even luxurious, custom designed features and amenities tailored to customer specifications. This distinguishes the Company from many other trailer manufacturers.

Management believes that growth in the demand for the Company’s trailers coincides with an overall market expansion for trailers generally, particularly in uses related to entertainment and leisure. Demand for the Company’s trailers has been significantly driven by the lifestyles, hobbies and events that are important to Featherlite’s target customers. Some of the common hobbies and activities for our specialty trailers include hauling all-terrain-vehicles and snowmobiles; transporting cars and accessories to auto races and classic car shows; hauling motorcycles to rallies; many uses for hobby farming; raising and showing horses; transporting products to art and craft fairs and expositions; and selling crafts, food and other concessions such as T-shirts, souvenirs, apparel or novelty items. Demand for our specialty trailers has also been driven by certain product and service sectors such as lawn care services, house painters, construction crews, traveling museum exhibitions, concert tours, musical groups and fiber optic utility crews that require clean environments in which to splice and store cable.

Our specialty trailers are also increasingly being used as mobile marketing transporters that serve a wide variety of sales and marketing needs for Fortune 500 companies, as well as medical, larger non-profit and governmental clients and event and sports promotions. The Company has also provided command center and hazardous materials trailers to a number of fire and law enforcement departments and continues to pursue opportunities in the developing “homeland security” market.

Retail prices for the Company’s aluminum model trailers range from approximately $1,200 for the least expensive utility trailer to over $300,000 for a custom built race car transporter and hospitality trailer. Specialty custom transporters with slide-outs may sell for $900,000 or more. Representative FEATHERLITE® aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer.

Motorcoaches

The Company offers different motorcoach conversion body styles based on the XL and the H models made by a single bus shell manufacturer (Prevost Car Company). The “H” body style is much taller and the layout is considerably different than a typical XL motorcoach, and it has become the model most requested by customers. The Company offers single or multiple “slide-out” models that expand the livable space within the motorcoach. The Company’s motorcoaches are now primarily marketed under the trade names FEATHERLITE VANTARE® and FEATHERLITE LUXURY COACHES®. Production of the Featherlite Vogue® model was discontinued in 2001. However, in 2003, the Company entered into a contract with Amadas Coach Corporation to perform interior conversion work on a limited number of Prevost XLII model shells, which the Company will market as Featherlite XLV motorcoaches. As of December 31, 2003, the Company had contracted for the completion of two such coaches but expects more will be completed in 2004.

In 2003, the Company became a dealer of Foretravel® motorcoaches manufactured since 1967 by Foretravel, Inc., Nacogdoches, Texas. Foretravel® motorcoaches are “highline” Class A series motorcoaches. These motorcoaches sell in the price range $359,000 to $475,000. The Company expects that a minimum of 4 of these coaches will be purchased from Foretravel each year, with the potential for higher purchase levels depending on customer demand.

The Company’s primary goal is to produce the best performing and most reliable motorcoaches while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the features and quality often present in luxury yachts that were previously developed by Vantare International, Inc. when it was in the business of building yachts.

The Company builds a number of luxury motorcoaches on a speculative basis (59 percent of work in process at December 31, 2003). While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed or shortly thereafter at retail prices ranging from $800,000 to $1,200,000 or more, there is no assurance this will occur. There is a risk that certain of the motorcoaches built on a speculative basis may not be sold on a timely basis or at normal profit margins. This may require additional working capital investment and cause the Company to incur additional interest and inventory carrying costs, which would have an adverse impact on operating margins and results and capital liquidity.

The Company also sells used motorcoaches that are taken as trade-ins from customers on sales of new motorcoaches as well as other used motorcoach sales. There is a risk that the market value of these trade-ins will be reduced before they are resold and adversely impact the Company’s operating margins and results. In 2003, the Company recorded motorcoach inventory write-downs of $1.4 million, primarily related to used motorcoaches.

Servicing, maintenance and warranty services for motorcoaches of customers and others are provided at the Vantare facility in Sanford, Florida, as well as at a Company service centers in Mocksville, North Carolina and Cresco, Iowa.

In February 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC has the option to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period at market prices. ULC purchased 6 coaches from Featherlite in 2003 and the Company expects additional coaches will be purchased in 2004. ULC is a related party controlled by Nevada Coach Partners, LLP, an entity with a majority interest owned by Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of Featherlite. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite also entered into agreements with ULC to lease ULC office space and to provide service on ULC motorcoaches.

Other Business Activities

In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and motorcoach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee, and in 2003 delivered approximately 50% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. These other business activities, in the aggregate, accounted for approximately 5.4%, 6.1% and 6.9% of the Company’s net sales for 2001, 2002 and 2003, respectively, and are included as part of the trailer and motorcoach segments in Note 13 to the consolidated financial statements included in this annual report on Form 10-K.

The Company is a licensed aircraft dealer and markets used business class aircraft. Featherlite Aviation Company, a wholly owned subsidiary of the Company, conducts such aircraft dealer activities. There have been no purchases or sales of aircraft in 2001, 2002 or 2003. Featherlite Aviation Company held for resale one used aircraft at December 31, 2003. In 2003, the Company reduced the aircraft’s recorded value by $480,000, which is included in selling and administrative expenses and reflects a decline in its value during the year. These activities are included as part of the Corporate and other segment in Note 13 to the consolidated financial statements included in this annual report on Form 10-K. Gains or losses, if any, on aircraft sales are included in the “Other income” caption in the Company’s Consolidated Statements of Operations.

In 2003, the Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC, a New Jersey limited liability corporation (FCC). Featherlite Chemical Holdings, LLC, a wholly owned subsidiary, was then formed to hold Featherlite’s 51 percent interest in FCC with the remaining 49 percent ownership held by Benbow. The principal business activity of FCC is to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name in 2003 and “NASCAR Nextel Cup Series” name in 2004. The accompanying consolidated financial statements include the accounts of FCC as of December 31, 2003 and for the twelve month period then ended, the initial period of FCC’s operation. These activities are included as part of the Corporate and other segment in Note 13 to the consolidated financial statements included in this annual report on Form 10-K because they were insignificant in 2003.

Marketing and Sales

Specialty Trailers

The Company markets its trailers primarily through a network of over 240 full-line dealers located in the United States and Canada. The Company also sells trailers directly at its sales and service center in Sanford, Florida. Dealers typically handle only a portion of the entire FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® product lines and may sell other steel trailer brands. Certain Featherlite dealers are prohibited by their agreements with the Company from selling other brands of aluminum trailers if they receive all of the discounts and other benefits available from the Company and are required to maintain defined inventory levels. No single dealer represents more than 10% of the Company’s net sales. The Company’s top 50 dealers accounted for approximately 50% of the Company’s net trailer sales for 2001, 2002 and 2003. For these periods, 76% or more of the Company’s trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily specialty mobile marketing trailers and race car transporters. For these periods, the dealer network sold approximately 97% of the number of units sold.

Dealers sell our products under contractual arrangements with the Company, which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers may be terminated.

Such laws have not materially adversely affected the Company to date. Changes in dealers take place from time to time. The Company believes that a sufficient number of prospective dealers exist across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to substantially increase its number of dealers over the next several years in underserved markets.

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

Motorcoaches

All motorcoaches are sold directly by Company personnel to end user customers. The Company’s main motorcoach sales location is in Sanford, Florida, with other sales locations in Mocksville, North Carolina, Cresco, Iowa, Pryor, Oklahoma and Coburg, Oregon. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARE®, FEATHERLITE VOGUE®, FEATHERLITE LUXURY COACHES® and Foretravel® motorcoaches

Financing

A substantial portion of the Company’s sales of motorcoaches and trailers are paid for within 10 days of invoicing. The Company has arrangements with Bank of America, GE Commercial Distribution Finance (GE), Bombardier Capital, Textron Financial Corporation and TransAmerica Commercial Finance Corp. to provide floor plan financing for its trailer dealers. Under these floor plan arrangements, the Company may be required to repurchase trailers repossessed from a Featherlite trailer dealer by these financial institutions, for the remaining unpaid balance, including finance charges plus costs and expenses if the trailers are in salable condition. The Company has not been required to make any significant payments or repurchases to date from its trailer dealers (approximately $235,000 in 2001, $273,000 in 2002 and $38,000 in 2003). The Company also has wholesale floor plan agreements with GE and Regions Bank, Birmingham, Alabama (Regions) to finance substantially all of the new and used motorcoaches held in inventory.

Featherlite Credit Corporation, a related party corporation owned by certain of the Company’s officers and directors, provides retail financing to end user customers of the Company’s dealers through financing companies such as Wells Fargo Equipment Finance, Inc., Conseco Finance, Inc. and Deutsche Bank. Beginning in 2004, Featherlite Credit Corporation will also provide such financing directly through funds provided by a credit line with Associated Bank, Milwaukee, Wisconsin (Associated). Featherlite Credit also provides lease financing for trailers and motorcoaches, which was funded by a line of credit from U.S. Bank National Association. In 2004, this line of credit was refinanced with funds provided by Associated. The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on any of these retail financing arrangements.

Promotions

Specialty Trailers

The Company’s trailer marketing is designed to advance consumer awareness of the FEATHERLITE® brand and position it so that the unique strengths and benefits of these products are clearly known. The Company’s national advertising campaigns are designed to motivate customers into action: to call a toll-free number for free product information and the locations of their nearest Featherlite dealers and/or visit the Company’s website for a more comprehensive description of product features and benefits. The Company produces approximately 30 different brochures, catalogues and flyers that support direct mail initiatives and help satisfy consumer inquiries, and maintains product and sales information at its web site www.fthr.com.

Market intelligence is gathered which helps the Company craft its message and reach the most productive target constituencies. Benefit and demographic segmentations are utilized to more accurately target specific groupings of people within each product cluster. Quarter Horse Journal, Western Horseman, Horse & Rider, Thoroughbred Times and Horse Illustrated are some of the various publications utilized to reach a diverse customer base in the horse market. Similar selected groupings of publications are utilized to target the Company’s various markets: automotive, livestock/farm, recreational and utility, and mobile marketing. Over 100 publications in various product segments contain advertisements for the Company’s trailers. The Company also sponsors a nationally syndicated radio program, which is broadcast over approximately 100 stations in 30 states targeting the equine markets. Featherlite video is supplied to large arenas for use on sponsor jumbotrons and electronic message boards.

Motorcoaches

The Company promotes its motorcoach segment directly in user group publications such as Family Motorcoaching magazine and RV Trader, which can target specific high potential markets for new and pre-owned motorcoaches. In addition, the Company places classified and display advertising during high sales-potential periods in selected regional metropolitan newspapers near the Company’s sales centers. Outdoor advertising is also used along high-traffic interstate corridors. In addition, the Company participates in the Family Motor Coach Association rallies twice each year, the Tampa RV Show and numerous other shows and rallies. The Company’s motorcoach products are also represented at motorsports events where other Featherlite products are promoted and where Featherlite already has a customer base. Other sports venues where Featherlite motorcoach products are being promoted include PGA golf events and World Billfish tournaments. The Company also sponsors the Featherlite VIP Club and the Featherlite VIP Bikers’ Club. These lifestyle clubs are an excellent marketing platform to introduce people around America to new motorcoach and trailer products.

Affiliations and Sponsorships

The Company’s public and media relations focus actively pursues regional and national media coverage of the uniqueness of the Company as well as its new product introductions. In 2001, the Company began a three-year agreement with NBC and TNT networks to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. In 2002, a similar agreement was reached with FOX Sports Network. Also in 2002, a contract was finalized with MRN (Motor Racing Network) to air Featherlite commercial announcements nationally through 2006. In 2003, the Company became a program sponsor of The Golf Channel and currently has annual commercial television package rights as well as onsite promotional activity rights.

An example of the Company’s specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the “Official Trailer” of NASCAR, Champ Car, Indy Racing League (IRL), American Speed Association (ASA), World of Outlaws (W.O.O.), CASCAR, Grand Am Road Racing, American Race Car Association (ARCA) and the Indianapolis Motor Speedway. Featherlite is the “Official Coach” of NASCAR, IRL, Grand Am Road Racing, and The Golf Channel and is also a sponsor of the World Billfish Series, Power Boat International and The Golf Channel.

Featherlite is the title sponsor of the Featherlite Modified Series National Touring. The Featherlite Modified Series National Tour schedule features 19 races primarily in the northeastern United States. In 2004, Featherlite will be the NASCAR Award and Contingency Sponsor of the NASCAR Featherlite Most Improved Driver Special Award Program, which includes over 100 races as well as year-end award programs for each series. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, IndyCar, nostalgic, sprint car, off road, motorcycle and motorcross.

In addition to the racing industry, the Company sponsors or is a sponsor of the All American Quarter Horse Congress, United States Team Roping Championship, Appaloosa Horse Club, National High School Rodeo Association, World’s Toughest Rodeo, Professional Women’s Rodeo Association, and the National Western Livestock Show, as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company’s dealers attend over 1,000 such events each year staffing display and sales booths and meeting with the public.

Payment for some of the advertising and promotional services related to the affiliations and sponsorships described above involve the exchange or lease of trailers and coaches of an equivalent value as discussed further in Notes 2 and 3 to the consolidated financial statements.

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

Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company’s competitors and potential competitors are more established in segments of the Company’s business. The Company’s principal competitors, all of which are located domestically, include the following:

Trailer Types	Principal Competitors’ Brands
Horse and Livestock	4 Star, Barrett, Sooner, Wilson, Sundowner, Kiefer Built, W-W, Exiss

Utility	Wells Cargo, PACE, Haulmark, US Cargo, Cargo Mate

Car Trailers and Race Car Transporters	HighTech, Competition, Wells Cargo, Haulmark, PACE, Goldrush, Champion

Motorcoaches

The motorcoach industry is highly competitive, particularly in XL and “highline” Class A models. Featherlite is the dominant producer of Prevost H model bus conversion motorcoaches, but also manufactures Prevost XL models. In 2003, the Company became a dealer for Foretravel Class A motorcoaches manufactured by Foretravel, Inc. Competition is based primarily on quality and price although other factors such as brand name, reliability, design features, warranty and service are also important. The Company believes it competes favorably with its competitors with respect to each of these factors. The brand names of the Company’s principal bus conversion competitors, all of which are located domestically, include: Marathon, Liberty, and Royale. The principal manufacturers in the specially-designed chassis “highline” Class A models include: Monaco, Fleetwood, Winnebago and Thor.

Manufacturing

Trailers

The Company manufactures all of its trailers at plants located in Cresco, and Shenandoah, Iowa. In April 2001, the Company closed its Nashua, Iowa trailer production facility and consolidated some or all of this production into the Cresco, Iowa facility. Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources.

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

Motorcoaches

The Company manufactures all of its Featherlite Vantare model motorcoaches at a plant located in Sanford, Florida. Except for the motorcoach shell and electronic equipment, various kitchen and bathroom fixtures and accessories and other purchased items, the Company fabricates most of the components for its motorcoaches. The Company completes the conversion by finishing the interior of the purchased shell to the layout and design requirements of the customer or its specifications. All design engineering, plumbing, cabinetry and upholstery required to complete the motorcoach are done by Company personnel. In 2001, the Company transferred production of certain bus conversion models from its Pryor, Oklahoma facility to its Sanford, Florida facility, shut down its Pryor, Oklahoma, manufacturing facility and suspended development and manufacturing of the Vogue 6000 motorcoach.

The Company purchases its motorcoach shells from one manufacturer, Prevost Car Company, Inc. (Prevost) of Sainte-Claire, Quebec, Canada, although the Company could purchase certain shells from other manufacturers. The Company provides Prevost with its estimated yearly motorcoach requirements. Once Prevost releases an order to production, Prevost becomes obligated to fill the order and the Company becomes obligated to take delivery of the order. In the event Prevost was unable to deliver motorcoach shells to the Company, the Company’s revenues and profits could be materially and adversely affected.

In 2003, the Company entered into an agreement with Amadas Coach Corporation (Amadas) by which Amadas agreed to perform conversion work on a limited number of Prevost XLII motorcoach shells in accordance with the specifications provided by the Company for a defined price. These motorcoaches will be marketed for sale under the Featherlite XLV beginning in 2004.

Raw Materials

The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including: Alcoa Extrusions, Inc., and Indalex, Inc. and the majority of its sheet metal from one large supplier, Integris Metals. The identity of particular suppliers and the quantities purchased from each varies from period to period. Prices of aluminum, the principal commodity used in the Company’s business, fluctuate daily in the open market. The Company has obtained fixed price contracts from suppliers to reduce the risk related to fluctuations in the cost of aluminum for 2004 for approximately 90% of its anticipated aluminum requirements. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the event that one or more of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company’s production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s product. Increases in the prices of aluminum and other supplies may adversely affect margins on the Company’s products if our requirements exceed the amount of our aluminum purchases covered by fixed price contracts.

In addition to obtaining long-term contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would “lock in” the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company’s actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company’s product. The Company has no such contracts at December 31, 2003.

Backlog

At December 31, 2003 the Company had unfilled confirmed orders from its customers in an aggregate amount of approximately $29.8 million, including $11.5 million in motorcoach orders, compared to an aggregate amount of $16.1 million at December 31, 2002, with $5.6 million in motorcoach orders. At March 31, 2004, the Company had unfilled confirmed orders from its customers in an aggregate amount of approximately $29.4 million, including $8.6 million in motorcoach orders, compared to an aggregate amount of $21.6 at March 31, 2003, with $5.8 million of motorcoach orders. All orders in backlog at December 31, 2003 and March 31, 2004, are expected to be filled during 2004.

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

In 2002, the National Highway Traffic Safety Administration (NHTSA), enacted a new reporting requirement referred to as the Tread Act. This act requires certain transportation manufacturers, including the Company, to provide detailed reporting of various repairs performed on products produced by transportation manufacturers. The Company has met these new requirements during the 2003 fiscal year and expects to maintain compliance with these requirements in the future.

Patents and Trademarks

The Company has registered FEATHERLITE® as a trademark for use in conjunction with trailers in the United States, Canada and Germany. It has also registered this trademark for a variety of promotional items. In general, such registrations were effective through the year 2001, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL® series. In October 1995, the Company acquired the rights to the DIAMOND D® trademark and has registered it as a trademark in the United States. In 1993, the Company purchased the rights to two design patents, which expired in 1997, relating to the V-nose design of certain of its horse, livestock and snowmobile trailers. The Company believes that the patented designs are useful, but that the expiration of the patents will not have a material effect on the Company. In addition, the Company has obtained certain trailer design and utility patents relating to racecar transporters, snowmobile trailers and horse trailers. The Company considers these patents, which have expiration dates ranging from 2011 to 2014, to be important to the trailer business.

The Company has a United States registered trademark for VANTARE BY FEATHERLITE®, FEATHERLITE VOGUE®, “FEATHERLITE VANTARE®” and “FEATHERLITE LUXURY COACHES®” for motorcoaches in the United States.

Warranty

The Company warrants the workmanship and materials of certain parts of the main frame of its aluminum trailers under a limited warranty for a period of six years and such parts of certain other Company trailers as well as other products manufactured by the Company for periods of one to four years. The limited warranty does not include normal wear items, such as brakes, bearings and tires. The Company’s warranty obligations are expressly limited to repairs and replacement of parts. Historically, there have been no significant recalls of the Company’s trailers for replacement of major components or parts, except in 2002 there was a recall issued on certain models of steel gooseneck trailers. The expense of warranty claims for repairs or replacement of parts, including the previously mentioned recall, has been less than 1% of the Company’s net trailer sales.

The Company warrants for one year the workmanship and materials related to certain parts of its motorcoaches. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturer of the shell, transmission and engine generally is for two years. In August 2000, the Company began offering a more limited warranty on certain specified components of the FEATHERLITE VANTARE® motorcoach for an additional 24 months. Historically, there have been no recalls of the Company’s motorcoaches for replacement of major components or parts and warranty claims for repairs or replacement of parts have been less than 2 percent on net motorcoach sales.

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

Employees

As of December 31, 2003, the Company had 1,212 employees, of whom 1,185 are full-time and 27 are part-time, as follows: Production and production support – 1,020, Sales and Marketing - 107, and Administration - 85.

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

The Company has an agreement with an Iowa community college which provides approximately $250,000 for job training purposes over a period ending in 2008. The amounts borrowed under this agreement are to be repaid, together with interest, over a ten year period, from state withholding taxes on employees wages earned at the Company’s Iowa facilities. This agreement began in 1998 and is partially repaid. The Company may be required to provide funds for the repayment of this training credit if sufficient withholding and unused training funds are not available when this agreement is completed in 2008.

Forward-looking Information and Risks

We have made, and may continue to make, various written or verbal forward-looking statements with respect to our business, including statements contained in this annual report on Form 10-K, other filings with the Securities and Exchange Commission, and reports to stockholders.

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. Forward-looking statements are those involving the outcome of future events that are based upon current expectations, estimates, forecasts and projects as well as the current beliefs and assumptions of our management. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement.

The words “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate’” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the date made, are based on current expectations, are inherently uncertain and should be viewed with caution. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

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

2. A large portion of our sales involve discretionary spending by our customers, and may be delayed or cancelled in times of economic uncertainty. In recent years, we have experienced declining revenues as the national economy has weakened and become more uncertain. A continued static or declining growth rate in the overall demand for our products may continue to harm our sales and hinder our ability to improve our liquidity.

3.. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. To the extent we are unable to improve or maintain our profit margins, our liquidity may be harmed.

4. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2003, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by an aggregate amount of $4.4 million in order to facilitate their sale, including write-downs of $1.3 million, $632,000 and $2.5 million in 2003, 2002 and 2001, respectively. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results.

5. During 2002 the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). (These agreements are discussed more fully in Note 8 to the consolidated financial statements). Each of these agreements contain affirmative and restrictive covenants. The Company was not in compliance with certain of these covenants as of December 31, 2003. The Company has obtained waivers of these defaults as of December 31, 2003. (Both lenders have amended their credit agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond). The Company cannot provide assurance that it will maintain compliance with these covenants in the future. Although management believes it will be able to achieve such covenants in 2004, violations could occur allowing the lenders the option to accelerate payment of the debt.

6. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. After July 31, 2003, however, the agreement provided for a reduction in these advance rates. GE has not required the Company to be subject to the reduced advance rates while discussions regarding modification of the agreement continued. On March 17, 2004, GE advised the Company that the terms of the existing agreement will be modified as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach acquired after August 31, 2003 when it has been financed more than 360 days and all financing will be due in full on day 720; (ii) no curtailments will be required on used units that are in the used borrowing base as of August 31,2003, except that all financing is due in full on any coach held 720 days and (iii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and no curtailments will be due until day 361 when a 1.5% per month curtailment will begin until day 720 when any financing will be due in full. As of March 17, 2004, the Company has borrowings of $1.3 million which will be due on the effective date of this change if not already paid due to sale of the motorcoach. Future aggregate availability under this agreement could be reduced if the Company is unable to sell certain new or used coaches before financing rates are reduced or eliminated. Either event may require the Company to obtain additional financing from other sources. There can be no assurance such financing will be available.

7. We may have difficulty receiving our requirements for aluminum (our principal raw material component) if we lose one of our major suppliers of aluminum. In the past, this risk has been relatively nominal as there have been alternate sources of supply. In recent years, however, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company’s operations may be harmed.

8. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company’s sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost. Although the Company has insurance to cover certain losses it may sustain due to fire or other catastrophe at Prevost’s plant, the Company may not be able to obtain conversion shells from another manufacturer on favorable terms or at all. Additionally, if the Company is unable to maintain a good working relationship with Prevost, it may be required to locate a new supplier of its conversion shells. In the event of any significant loss or interruptions in Prevost’s ability to provide such services, the Company’s operations may be harmed.

9. The Company begins production of most of the luxury motorcoaches before a customer order is received. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Failure to sell these motorcoaches on a timely basis at prevailing prices could further decrease the liquidity of the Company.

10. The Company uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. There is a risk to the timely delivery of these trailers in the event of an unforeseen interruption in the subcontractor’s ability to provide these services or if the customer delays providing the specifications to the subcontractor. Any long-term interruptions in the subcontractor’s ability to provide such services may harm the Company’s operations.

11. As discussed in Note 5 to the consolidated financial statements included in this annual report on Form 10-K, the Company discontinued use of its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others and held on consignment by the Company. Implementation of this plan was delayed until the third quarter of 2003 and an additional accrual was made for the estimated lease and other costs to be incurred until this facility can be profitable. This facility reopened in October 2003 and the remaining balance in the accrual account was written off to operations to offset startup costs of approximately $154,000. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2004, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

ITEM 2. PROPERTIES

The Company’s principal sales, marketing and executive offices are located in a 20,000 square foot building constructed in 1993 and owned by the Company near Cresco, Iowa. The Company owns a 50,000 square foot parts distribution center and a custom, maintenance and trailer distribution facility adjacent to its principal offices, from which substantially all trailer deliveries to dealers are made.

The Company owns trailer production and warehouse facilities in Cresco and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet, as follows: Three buildings, totaling approximately 186,000 square feet are used for production of trailers and fabrication of components; one 58,000 square foot building is used for custom interior finishing and one 14,000 square foot building is used for storage of raw materials. The Shenandoah facilities include a 117,000 square foot manufacturing facility purchased in October 1995 in connection with the DIAMOND D® acquisition. This facility is used to produce trailers. The Company believes these facilities will be sufficient to meet its production requirements for the foreseeable future.

The Company-owned Nashua, Iowa facilities include a 51,000 square foot manufacturing plant and an 18,000 square foot plant/office building. This property is now idle and no longer used for production. The Company is attempting to sell or lease this facility.

The Company leases motorcoach production and office facilities from Seminole Port Authority in Sanford, Florida at an approximate annual cost of $388,000 under the terms of an operating lease that expires in 2007. This facility includes approximately 79,000 square of inside space as well as 6,000 square feet for outside service bays. In October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project including land and development costs was approximately $5.5 million. In 2002, the sales office and service center were sold to an unrelated outside party and leased back by the Company with an initial term of 7 years under the terms of a capitalized lease as described in Note 8 to consolidated financial statements included in this annual report on Form 10-K. The Company has the option to repurchase this facility on August 1, 2005.

The Company leases property in Mocksville, North Carolina, under the terms of an operating lease at an approximate annual cost of $80,000, which has an initial term of ten years ending in 2006, with options to extend the initial term up to an additional ten years. These facilities are being used to provide service for Featherlite trailers and transporters and for the retail sale of Featherlite luxury motorcoaches.

The Company acquired the rights to certain office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma in 1998. This facility includes approximately 150,000 square feet of production and office space and was used to manufacture luxury motorcoaches. The facility is owned by Oklahoma Ordnance Works Authority and is being leased to the Company at an approximate annual cost of $299,000 under the terms of an operating lease which expires in March, 2011. In September 2000, the Company leased approximately 15 acres of land adjacent to this facility at an approximate annual cost of $27,000 for a period expiring in March 2011. In 2001, the Company shut down its Pryor, Oklahoma, manufacturing facility. The Company has not been successful in subleasing this facility and as discussed in Note 5, in October 2003 reopened this location as a sales facility for recreational vehicles and motorcoaches, including units owned by others and recreational vehicles repossessed by financial institutions.

ITEM 3. LEGAL PROCEEDINGS

The Company, in the course of its business, has been named as a defendant in various legal actions that arise in the ordinary course of its business. Most, but not all, of such actions are product liability or workers’ compensation claims for which the Company is covered by insurance subject to applicable deductibles. Except as described below, although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel handling such matters, that the resolution of such suits will not have a material adverse effect on the Company or operating results or any particular period. During 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. The Company has accrued a liability and charged cost of sales for $354,000 in the accompanying consolidated financial statements representing the estimated loss on the resale of the motorcoach to be reacquired and related legal costs. The Company is appealing this verdict

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:

Name	Age	Present Position with Company
Conrad D. Clement	59	President, Chief Executive Officer and Director
Jeffery A. Mason	63	Chief Financial Officer and Director
Tracy J. Clement	37	Executive Vice President and Director
Gary H. Ihrke	57	Vice President of Operations & Secretary
Eric P. Clement	34	Vice President of Sales
James S. Wooley	56	Vice President and President Luxury Motorcoach Division
Larry D. Clement	58	Treasurer

The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected.

The business experience of the executive officers during the past five years is as follows:

Conrad D. Clement has been the Chairman, President and Chief Executive Officer and a director of the Company since its inception in 1988. Mr. Clement is also the President and Chief Executive Officer and a director and shareholder of Featherlite Credit Corporation, an affiliate of the Company (“Featherlite Credit”). Mr. Clement is a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC. He is also owner of Valley Trailer Sales, a Featherlite dealer, an owner of Clement Enterprises and Clement Properties, affiliates of the Company. Mr. Clement is the brother of Larry D. Clement and the father of Tracy J. Clement and Eric P. Clement.

Jeffery A. Mason has been the Chief Financial Officer of the Company since August 1989 and has been a director of the Company since June 1993. Mr. Mason is also an officer of Featherlite Credit Corporation, an affiliate of the Company. Mr. Mason is also certified public accountant with an inactive status.

Tracy J. Clement has been Executive Vice President and a director of the Company since 1988. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation and an owner of Valley Trailers, a Featherlite dealer and Clement Properties, an affiliate of the Company. Mr. Clement is a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC.

Gary H. Ihrke was appointed Secretary in August 1996 and Vice President of Operations in March 1996 after service as Vice President of Manufacturing since June 1993.

Eric P. Clement has been Vice President of Sales since March 1996 after service as Vice President of Operations since January 1991. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation and an owner of Clement Properties, an affiliate of the Company. Mr. Clement is a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC.

James S. Wooley has been Vice President and President of the Featherlite Luxury Coach Division since April 2002 and was previously the Chief Operating Officer of the Division since joining the Company in January, 2001. Prior to that Mr. Wooley was Chairman of the Board and Chief Operating Officer of Autumn Home Care Facilities, Inc. where he served in those positions from 1994 to 1998. Mr. Wooley is also an attorney. Mr. Wooley is a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC.

Larry D. Clement has been Treasurer of the Company since 1988 and was previously secretary and a director of the Company. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation and is the President and Secretary of Clement Auto & Truck, Inc., a FEATHERLITE® dealer. Mr. Clement is the brother of Conrad D. Clement.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Nasdaq Smallcap Market under the Nasdaq symbol “FTHR”. Quotations below represent the high and low closing sales price, by quarter, for the years ended December 31, 2003 and 2002.

	2003		2002
	High	Low	High	Low
First Quarter	$3.00	$1.96	$1.77	$1.02
Second Quarter	2.30	1.76	3.78	1.25
Third Quarter	2.35	1.87	3.10	1.75
Fourth Quarter	3.55	2.13	3.14	1.40

As of March 31, 2004, the Company had approximately 300 shareholders of record and approximately 2,100 beneficial shareholders. The Company is restricted from paying dividends by its agreements with lenders. See Liquidity and Capital Resources in Item 7 for a discussion of these restrictions.

ITEM 6. SELECTED FINANCIAL DATA - FIVE YEARS ENDED DECEMBER 31,

STATEMENT OF INCOME DATA (In thousands, except per share data)

	2003	2002	2001	2000	1999
Net sales	$179,974	$193,166	$212,786	$242,486	$224,813
Cost of goods sold	157,113	167,288	194,754	212,813	192,621

Gross profit	22,861	25,878	18,032	29,673	32,192
Selling and administration	20,615	20,447	21,910	26,599	22,723
Amortization of intangibles	—	—	—	636	520
Restructuring charge (credit)	(222)	400	1,572	—	—
Asset impairment charge	—	—	—	8,781	—

Operating income (loss)	2,468	5,031	(5,450)	(6,343)	8,949
Interest expense	(2,466)	(3,032)	(4,300)	(4,996)	(3,768)
Other income (expense), net	492	438	(337)	747	1,229

Income (loss) before taxes	494	2,437	(10,087)	(10,592)	6,410
Benefit (provision) for income taxes	106	258	1,240	728	(2,436)
Minority interest in subsidiary	105	—	—	—	—

Net income (loss)	$705	$2,695	$(8,847)	$(9,864)	$3,974

Net income (loss) per share
Basic	$0.11	$0.41	$(1.35)	$(1.51)	$0.61

Diluted	$0.10	$0.38	$(1.35)	$(1.51)	$0.61

Weighted average shares outstanding
Basic	6,689	6,535	6,535	6,531	6,506
Diluted	7,300	7,158	6,535	6,531	6,545

BALANCE SHEET DATA

(End of Period, in thousands)

	2003	2002	2001	2000	1999
Working capital	$18,148	$6,092	$1,641	$12,149	$32,065
Total assets	86,600	92,271	97,171	123,959	119,784
Long-term debt, net of current maturities	11,964	7,230	7,386	11,821	30,563
Total shareholders’ investment	20,292	17,955	15,141	24,012	33,726

QUARTERLY FINANCIAL DATA

(Unaudited, in thousands except per share data)

	Net Sales	Gross Margin	Operating Income (Loss)	Net Income (Loss)	Net Income (loss) Per Share
					Basic	Diluted
2003
First Quarter	$41,710	$5,138	$(392)	$(676)	$(0.10)	$(0.10)
Second Quarter **	47,364	6,512	1,859	898	0.14	0.12
Third Quarter **	45,731	6,355	1,155	467	0.07	0.06
Fourth Quarter **	45,169	4,856	(154)	16	0.00	0.00

2002
First Quarter	$60,605	$7,855	$2,545	$1,101	$0.17	$0.16
Second Quarter	47,624	7,671	2,195	1,023	0.16	0.14
Third Quarter	40,601	5,833	915	753	0.12	0.10
Fourth Quarter*	44,336	4,519	(464)	(182)	(0.03)	(0.02)

*	Includes a restructuring charge of $400,000 and an inventory write-down of $632,000 in the fourth quarter of 2002.
**	Includes inventory write-downs of $325,000, $402,000 and $642,000 in second, third and fourth quarters, respectively, in 2003 and restructuring credits of $70,000 and $152,000 in the second and fourth quarters, respectively, in 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition, including information on the Company’s two principal business segments as set forth in Note 13 to the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in this annual report on Form 10-K.

Results of Operations

Despite periods of solid performance, the Company remains disappointed with its overall financial results in 2003. However, the Company remains encouraged as it enters 2004 due in part to the recovery it experienced in 2003 after a difficult first quarter. Whereas 2002 started out with a $1.0 million improvement in net income in the first quarter compared to 2001, the first quarter of 2003 began with a $676,000 loss as sales volume declined by 31 percent. Despite this $1.7 million decrease in profitability in the first quarter of 2003 compared to the same quarter in 2002, the remainder of 2003 was nearly comparable to 2002 in net income and sales increased by 4 percent. Following is a more detailed description of the components of changes in profitability during 2003 and 2002.

Fiscal Year 2003 Compared to Fiscal Year 2002

On a consolidated basis, the Company’s net income for the year ended December 31, 2003, was $705,000 or $0.10 cents per diluted share, compared with net income of $2.7 million, or $0.38 cents per diluted share for the same period in 2002. This significant reduction primarily reflects: decreased gross profit from (1) reduced sales volume as the overall number of trailer and motorcoach units sold declined in 2003 as compared to the same period last year; and (2) increased write-downs of used motorcoaches due to lower estimated resale market values. These decreases were partially offset by a reduction in interest expense and selling costs and by the realization of certain income tax benefits.

Consolidated net sales for 2003 decreased by $13.2 million (6.8 percent) to $180.0 million compared with $193.2 million in 2002. This decrease primarily reflects an overall decline of 6.5 percent in unit sales. Sales of specialty trailers and transporters decreased by 3.3 percent as unit sales declined 6.4 percent with reductions in all product categories except car hauler and utility trailers. This decline was partially offset by an increase of 3.2 percent in average net revenue per unit due to a more favorable mix of products with a higher average price and the affect of 3.0 percent price increases in both 2003 and 2002 on most trailer models, partially offset by an increase in sales program rebates and discounts in 2003 compared to 2002. Motorcoach segment sales decreased 11.0 percent as unit sales declined 14.9 percent. This reduction in unit sales was partially offset by a 4.5 percent increase in the average revenue per unit as there were more higher priced units that were sold. Unit sales of new motorcoaches decreased by 15.8 percent as the result of lower sales of less popular XL models and discontinued Featherlite Vogue® models. Unit sales of used coaches also declined 14.5 percent in part due to fewer trade-ins and reduced new unit sales. These decreases occurred primarily in the first quarter of 2003 compared to 2002 when sales were stronger.

Consolidated gross profit margin decreased by $3.0 million to $22.9 million in 2003 from $25.9 million in 2002. As a percentage of sales, consolidated gross profit margin was 12.7 percent in 2003 compared to 13.4 percent in 2002. This overall decline in consolidated gross profit margin reflects the decline in net sales as discussed above, but was also partially attributable to lower percentage margins on trailer sales and reduced percentage margins realized in the motorcoach segment. Trailer margins were 0.5 percentage points lower in 2003 compared to the same period in 2002. This was primarily the result of increased material costs attributable to changes in product mix, including increased sales of used units, partially offset by reduced labor and overhead costs due to improved efficiencies resulting from changes in sales volume and product mix. Motorcoach gross profit margins decreased by 1.1 percentage points as lower margins were realized on sales of new and used units as prices were reduced to sell less popular/discontinued models and as the result of the following additional charges: (1) A provision of $1.4 million in 2003 to reduce the inventory cost of used coaches to estimated market value compared to a similar provision of $722,000 in 2002; (2) a charge of $354,000 for the loss on a litigation settlement and (3) additional warranty costs of $112,000 on Vogue model motorcoaches sold compared to $480,000 in 2002.

Consolidated selling and administrative expenses increased by $168,000 in 2003 to $20.6 million, a 1.0 percent increase from $20.4 million in 2002. As a percentage of sales, these expenses increased to 11.5 percent in 2003 from 10.6 percent in 2002, primarily reflecting the reduced sales volume. Trailer segment expenses decreased by about $107,000 (1.0 percent) primarily as a result of reduced legal fees and other administrative expenses. Motorcoach segment expenses decreased by about $452,000 (6.0 percent) due mainly to reduced commissions as the result of lower sales and lower advertising and promotion costs. Corporate and other expenses increased by $728,000 (34.0 percent) as the result of, increased depreciation on the aircraft and the inclusion of $187,000 of FCC’s selling and administration expenses in 2003.

A net restructuring credit of $222,000 was realized in 2003. This resulted from a favorable lawsuit settlement that cancelled accounts payable in the amount of $170,000 included in restructuring charges recorded in 2001 and the elimination of the balance of the accrual related to the Pryor, Oklahoma facility, which was reopened in October 2003 (as discussed further in Note 5 to consolidated financial statements included in this Annual Report on Form 10-K).

Consolidated interest expense decreased by $566,000 in 2003 compared to 2002 as the result of lower average interest rates and borrowing levels in 2003. Other income, net, increased by $54,000 in 2003 due mainly to the non-recurrence of financial advisory fees related to investigating strategic financing alternatives in 2002 partially offset by a reduction in gains on property and equipment sales and royalties received.

Minority interest in subsidiary earnings represents the equity interest of the 49 percent owner in FCC. FCC was formed in 2003 to market car care products. The accompanying consolidated statement of operations for the year ended December 31, 2003 include the accounts of FCC, which reflect a total operating loss of $216,000 for this period.

Consolidated income before taxes (IBT) was $494,000 in 2003 compared to $2.4 million in 2002. This decrease of $1.9 million (80.0 percent) in 2003 includes a decrease in trailer segment IBT of $986,000 due mainly to decreased sales volume, a decrease in motorcoach segment IBT of $697,000 mainly due to decreased sales volume and increased write-downs in used motorcoach inventory; and an increase in corporate and other net expense by $260,000 primarily due to the increased FCC expenses in 2003, for the reasons discussed above.

An income tax benefit of $106,000 was provided in 2003 compared to a benefit of $258,000 in 2002. In 2003, this benefit resulted from a $545,000 reduction in the valuation allowance because of a net decrease in net deferred tax assets. The 2002 benefit reflects a $690,000 tax refund as a result of the Job Creation and Worker Assistance Act of 2002 and a $495,000 reduction in the valuation allowance resulting from a decrease in net deferred tax assets.

Fiscal Year 2002 Compared to Fiscal Year 2001

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

Net consolidated sales decreased by $19.6 million (9.2 percent) to $193.2 million in 2002 compared with $212.8 million in 2001 as overall unit sales increased by about 1.0 percent while average revenue per unit sold declined by 9.2 percent. This included a 1.4 percent increase in unit sales of specialty trailers and transporters as increases in horse and livestock sales were offset by declines in the other product categories. The increase in unit sales was offset by a decline of 1.7 percent in the average revenue per unit reflecting changes in product mix and an increase in sales program rebates and discounts in 2002 compared to 2001. There was a 3.0 percent price increase on most trailer models effective for orders placed after June 30, 2002. There were no price increases in 2001. Motorcoach segment sales were down 18.0 percent with a $19.4 million reduction in sales due to the closing of the Pryor, Oklahoma facility, in 2001. Sales of new motorcoaches decreased 21.0 percent as unit sales declined by 26.9 percent and sales of used coaches were down 16.1 percent as unit sales declined 6.8 percent compared to 2001. The average revenue per unit sold also declined by 4.5 percent as less popular and discontinued models were sold at discounted prices. If the effect of sales at the Pryor, Oklahoma facility is excluded from 2001, net consolidated sales for 2002 would have remained essentially unchanged and motorcoach segment sales would have increased by less than 1.0 percent, which the Company believes is reflective of a sluggish economy and general economic uncertainties.

Consolidated gross profit increased by $7.8 million to $25.9 million in 2002 from $18.0 million in 2001. As a percentage of sales, gross profit was 13.4 percent in 2002 compared to 8.5 percent in 2001. This improvement in gross profit reflects: (1) a $2.9 million increase as a result of the non-recurrence of the restructuring charge included in cost of sales in 2001 (which reduced the 2001 gross margin by 1.4 percentage points); (2) a $2.4 million increase as a result of lower charges to reduce the inventory carrying value of new and used motorcoaches in 2002 compared to 2001; and (3) improved margins of $1.8 million realized on sales in the trailer segment. Trailer margins were 1.8 percentage points higher in 2002 due to lower material costs and improved labor and overhead utilization compared to 2001. The Nashua, Iowa plant closure in 2001 reduced inefficiencies and resulted in other cost improvements. Motorcoach gross profit margins improved slightly as higher margins were realized on sales of used units, but were offset by lower margins realized on new motorcoach sales as non-current models were sold at reduced prices and an additional accrual was made for estimated warranty costs on previously sold Vogue motorcoaches.

Consolidated selling and administrative expenses decreased in 2002 by $1.5 million to $20.4 million, a 6.7 percent decrease, from $21.9 million in 2001. As a percentage of sales, these expenses increased to 10.6 percent in 2002 from 10.3 percent in 2001. Trailer segment expenses remained essentially unchanged while motorcoach segment expenses decreased by 12.9 percent primarily due to reduced marketing and administrative costs resulting from closing the Pryor, Oklahoma facility in 2001. Corporate expenses decreased by about 9.0 percent. There were no management bonuses paid or accrued in 2002.

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

Outlook

We are optimistic about the rate of sales growth in 2004 as unfilled confirmed order backlog has increased significantly in both our specialty trailer and motorcoach segments. At December 31, 2002 the new order backlog for trailers of $10.5 million was 18 percent below its level of $12.8 million at December 31, 2001. However, at December 31, 2003 order backlog for trailers is $18.3 million, which is 73 percent greater than at December 31, 2002. The motorcoach backlog has also shown significant improvement growing from $5.6 million at December 31, 2002 to $11.5 million at December 31, 2003. These backlogs have continued to be strong in the early months of 2004, with trailer backlog at $20.8 million and motorcoach at $8.6 million at March 31, 2004. We are optimistic that these trends will continue in 2004 as the economy strengthens and consumer uncertainty diminishes. There is continuing focus by the Company on sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in increasing order levels to maintain or exceed the 2003 sales volume.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailer, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 55 new and enhanced models of trailers in 2003 and added motorcoach models with enhanced features.

Liquidity and Capital Resources

General

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was not in compliance with certain of the restrictive financial covenants in the financing agreements with U.S. Bank and GE, both lenders waived events of default with respect to these violations at December 31, 2003 and have amended various of the financial covenants to reduce or eliminate their requirements for compliance in 2004. Based on the Company’s business plan for 2004, management believes that the Company will meet all the restrictive covenants of its lenders (including those with U.S. Bank and GE as revised). See Note 8 for a detailed discussion of the amended covenants. Management’s belief in the achievability of the 2004 covenants is supported by the fact that it continues to experience favorable business conditions (including a substantial backlog), continued cost controls and manufacturing efficiencies, and financial covenants that as amended, and agreed to by the Company’s lenders, management believes will be achieved.

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and with GE. During the year ended December 31, 2003, the Company’s operating activities provided net cash of $7.1 million. With the waiver of covenant violations, at December 31, 2003, the Company had approximately $6.7 million available to borrow under its credit lines compared to $1.8 million at December 31, 2002, an increase of $4.9 million as availability under these lines increased due to changes in eligible receivables and inventories and the addition of a new $3.0 million credit line by Regions Bank as discussed further below.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders equity. The Company’s ratio of current assets to current liabilities was 1.37 to 1 at December 31, 2003, compared with a ratio of 1.09 to 1 at December 31, 2002. This ratio has improved as a result of classifying only the portion of the U.S Bank debt payable in the next 12 months in current liabilities (the 2002 financial statements reflect all such debt in current liabilities as a result of the uncertainty about the Company’s ability to continue as a going concern at that time.) The ratio of total debt to shareholders’ investment decreased to 2.15 to 1 at December 31, 2003 from 2.75 to 1 at December 31, 2002. This ratio improved as stockholders’ investment increased during 2003 as a result of the $1.5 million conversion of subordinated debt into common stock in accordance with its terms.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. A significant increase in trailer backlog in the fourth quarter of 2003 and in the early months of the first quarter of 2004 has resulted in the purchase of additional raw materials and a build up of work in process. In November 2003, the Company requested a $2.0 million, 90-day special advance from U.S. Bank to provide cash to fund an anticipated inventory build-up. In March 2004, U.S. Bank agreed to provide the Company with advances in excess of credit availability in an aggregate amount of $1.0 million for a maximum of 60 days during 2004 and to reduce monthly principal payments on existing real estate terms notes as discussed further below.

To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of December 31, 2003, approximately 59 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 87 percent at December 31, 2002. For the year ended December 31 2003, total units sold exceeded units produced by 3 units. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the first quarter of 2004, the Company has scheduled payments for debt principal and interest, trade creditor repayment plan and other fixed obligations that will require cash flows of $3.1 million. Additional payments may be required for the commitments and contingencies referred to in Note 8 to the consolidated financial statements included in this annual report on Form 10-K. These payments are expected to be funded by cash generated from operations and from other available borrowings sources.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 8 to the consolidated financial statements included in this annual report on Form 10-K, is a summary of the Company’s agreements with its principal lenders:

1.	The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and the remaining $2.0 million as a term loan for new equipment purchases. As of December 31, 2003, net availability on the revolving credit line was $10.6 million with about $6.5 million outstanding. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Monthly principal payments of $21,300 plus interest are required on the outstanding principal balance on the equipment term loan ($1.1 million at December 31, 2003) with the unpaid balance due on June 30, 2005. The Company was not in compliance with the fixed charge coverage ratio and minimum annual EBITDA covenants of this agreement at December 31, 2003 and has received waivers of these violations at December 31, 2003.

On April 7, 2004, U.S. Bank advised the Company that it has agreed to further amend the agreement to: (i) provide a $1.0 million special 60 day advance during 2004; (ii) reduce the monthly principal payments on the real estate note term note over its remaining term by an amount of $43,000 per month, which will provide the Company additional cash flow of $516,000 on an annual basis; (iii) change the following financial covenants: reduce the quarterly fixed charge coverage ratio from 1.05 to 1.0 and reduce the annual EBITDA requirement from $9.0 million to $6.5 million for 2004, and (iv) to quantify certain subjective notice requirements.

2.	The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of December 31, 2003, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $23.3 million with $20.6 million outstanding. The Company was not in compliance with the tangible current ratio and three month positive net income requirements under this agreement at December 31, 2003 and has received waivers of these violations at December 31, 2003. On March 17, 2004 GE advised the Company that it had agreed to amend the agreement to reduce the tangible current ratio requirement from 1.2 to 1.15 and eliminate the three month positive net income requirement for 2004.

Financing available under the Company’s agreement with GE was scheduled to, but did not, change on July 31, 2003. GE has continued to provide the Company with capital based upon advance rates scheduled effective prior to July 31, 2003 (calculated as 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory). On March 17, 2004, GE modified the terms of the existing agreement as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach acquired after August 31, 2003 when it has been financed more than 360 days and all financing will be due in full on day 720; (ii) no curtailments will be required on used units that are in the used borrowing base as of August 31, 2003, except that all financing is due in full on any coach held 720 days and (iii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and no curtailments will be due until day 361 when a 1.5% per month curtailment will begin until day 720 when any financing will be due in full. As of March 17, 2004, the Company has borrowings of $1.3 million which will be due on the effective date of this change if not already paid due to sale of the motorcoach. It is expected this amount will be provided by availability on the Company’s existing lines of credit.

3.	In October, 2003, the Company entered into a Floor Plan Financing Agreement with Regions, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel,, the manufacturer. As of December 31, 2003, $1.5 million was outstanding on this agreement. The Company was in compliance with the financial covenants of this agreement.

4.	The Company’s motorcoach shell manufacturer provides shells to the Company on a 4-month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period. At December 31, 2003, the amount due the Company’s shell manufacturer for consigned shells was $6.5 million and there were no shells with an expired consignment term.

Certain Other Obligations

As described in Note 9 to the consolidated financial statements included in this annual report on Form 10-K, the Company is subject to a number of commitments and contingencies that may affect our liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the year ended December 31, 2003, as reflected in the condensed consolidated statements of cash flow:

Operating activities provided net cash of $7.1 million. The Company’s net income of $705,000 included non-cash depreciation and amortization of $2.5 million and other non-cash items in an aggregate net amount of $160,000. Net changes in receivables, inventories and prepaid assets provided cash of $3.9 million, including an income tax refund of $1.0 million received in the first quarter of 2003. The substantial portion of this change resulted from total inventory levels decreasing by about $3.1 million as a $5.9 million decrease in new and used trailer and motorcoach inventories was partially offset by a $2.8 million increase in work in process. Reductions in new and used inventories resulted from the sale of non-current new models and used coaches held more than 365 days. Net changes in accounts payable, customer deposits and other current liabilities provided cash of $114,000. Changes in these liabilities included, among other items: an increase of $863,000 in motorcoach shells payable as work in process increased, a $164,000 decrease in other trade payables; a decrease of $1.9 million in accrued liabilities due mainly to reduced payroll and restructuring accruals; and an increase of $1.3 million in customer deposits.

The Company’s investing activities used cash of $855,000, net of $142,000 proceeds from property sales. The Company’s capital expenditures for plant and equipment were $997,000. In 2001, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment in 2002 and 2003. Borrowings against this term note were almost $1.1 million at December 31, 2003, including $928,000 received during the year for capital expenditures made in both 2002 and 2003. During the year ended December 31, 2003 the Company paid $90,000 of its $102,000 capital contribution to Featherlite Chemicals Holdings, LLC, with the remaining balance of $12,500 to be paid in the first quarter of 2004.

The Company’s financing activities used net cash of $6.3 million, including $3.3 million for net reductions in line of credit borrowings, a $1.0 million net reduction in other long term debt, which is net of $928,000 received by the Company on its Capital Expenditure Term Note, as discussed in the preceding paragraph, and $2.6 million for Trade Creditor Repayment Plan payments. Checks issued but not presented for payment increased by $668,000. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

Management believes that continued improvement in the national economy and the Company’s efforts to increase revenues and improve efficiencies and control costs will provide sufficient cash flow (along with available borrowing capacity) to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2004 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Contractual Obligations

Contractual obligation In 000’s	Total	1 year or less	2-3 Years	4-5 Years	More Than 5 years
Long-term debt (1)	$9,408	$1,878	$7,519	$11	$—
Capitalized lease (1)	4,669	235	530	622	$3,282
Operating leases (2)	4,281	1,138	1,642	885	616
Purchase obligations (3)	19,200	19,200	—	—	—
Total	$37,558	$22,451	$9,691	$1,518	$3,898

(1)	See Note 8 to consolidated financial statements included in this annual report on Form 10-K.
(2)	See Note 9 to consolidated financial statements included in this annual report on Form 10-K.
(3)	The Company has contracts with certain suppliers to buy a specified quantity of aluminum in 2004 at agreed upon prices.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements at December 31, 2003 or during the year then ended.

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

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin, invoice the customer under normal billing and credit terms and hold the trailer or motorcoach for a short period of time as is customary in the industry, until pick-up or delivery. Products are built to customer specification and no rights of return or exchange privileges are granted except in unusually circumstances. Accordingly, no provision for sales allowances or returns is normally recorded.

Long-lived Assets: Management periodically reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying value may not be recoverable. In performing the review for recoverability, management estimates the non-discounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

Other: The Company has reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, and accounts receivable. Establishing loss reserves for these matters requires use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, as better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor’s accounting for the disclosure of certain guarantees issued and outstanding and warranty disclosures. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirement of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s consolidated results of operation, financial position or cash flows.

In December 2002, The FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the transition provisions allowed by SFAS No. 148 beginning in 2003 and expensed options issued during the year.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (FIN 46), revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The effective date of FIN 46 for the Company has been delayed until financial statements issued after March 15, 2004. The Company does not expect the impact of this new interpretation to have any material impact on the Company’s financial position or results of operation.

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

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2003, as reported to the Company by its suppliers was $0.68 in 2003, $0.65 in 2002, and $0.69 in 2001. The Company’s cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, about 90 percent of its anticipated requirements for 2004, which reduces a portion of the risk of aluminum cost fluctuations for the year. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s product. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the balance of the purchases to meet the balance of its requirements in 2004 and in the years beyond 2004, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above levels in 2003.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Substantially all of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $230,000 at current debt levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Except for the report of the Company’s independent auditors, which is set forth below, the consolidated financial statements and notes appear on pages 31 through 47. Quarterly financial data appears in Item 6.

INDEPENDENT AUDITORS’ REPORT

Featherlite, Inc.

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. (a Minnesota Corporation) and Subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statement of operations, shareholders’ investment and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements and financial statement schedule for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding certain matters raising substantial doubt as to the Company’s ability to continue as a going concern as discussed in Note 2 to the 2001 consolidated financial statements. Those auditors also expressed an unqualified opinion that such 2001 financial statement schedule taken as a whole presented fairly, in all material respects, the information set forth therein in their reports dated February 19, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2003 and 2002 consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended are in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 14, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Featherlite, Inc.

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. (a Minnesota corporation) and subsidiary as of December 31, 2001 and the related consolidated statements of operations, shareholders’ investment and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this annual report, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Other than “Executive Officers of the Registrant”, which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors, codes of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections labeled “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that appear in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the sections labeled “Principal Shareholders”, “Management Shareholdings” and Equity Compensation Plans” that appear in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Transactions” that appears in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section labeled “Fees of Independent Public Accountants” that appears in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements:
	The following consolidated financial statements of the Company and subsidiary are filed as part of this Form 10-K:

		Form 10-K Page
	Independent Auditors’ Reports	26

	Consolidated Balance Sheets at December 31, 2003 and 2002	31

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	32

	Consolidated Statements of Shareholders’ Investment and Comprehensive Income (loss) for the years ended December 31, 2003, 2002 and 2002	32

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	33

	Notes to Consolidated Financial Statements	34

(2)	Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	51

(3)	Exhibits. See Exhibit Index on page	48

(b)	Reports on Form 8-K. A report on Form 8-K dated November 3, 2003 was furnished on November 3, 2003 pursuant to Item 12 and related to the issuance of a press release dated October 30, 2003, announcing the Company’s third quarter financial results.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEATHERLITE, INC.

By:	/s/ Conrad D. Clement
Conrad D. Clement
President and Chief Executive Officer

Date: April 14, 2004

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

Signature	Title	Date
/s/ Conrad D. Clement Conrad D. Clement	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14 , 2004

/s/ Jeffery A. Mason Jeffery A. Mason	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 14 , 2004

/s/ Tracy J. Clement Tracy J. Clement	Executive Vice President and Director	April 14 , 2004

/s/ Charles A. Elliott Charles A. Elliott	Director	April 14, 2004

/s/ Thomas J. Winkel Thomas J. Winkel	Director	April 14, 2004

/s/ Kenneth D. Larson Kenneth D. Larson	Director	April 14, 2004

/s/ Terry E. Branstad Terry E. Branstad	Director	April 14, 2004

Featherlite, Inc.

Consolidated Balance Sheets

December 31, 2003 and 2002

( In thousands)

	2003	2002
ASSETS

CURRENT ASSETS:
Cash	$173	$218
Receivables, net	6,033	5,948
Refundable income taxes	783	1,129
Inventories	55,638	58,693
Leased promotional trailers	1,850	2,307
Prepaid expenses	1,501	1,897

Total current assets	65,978	70,192

PROPERTY AND EQUIPMENT :
Land and improvements	4,501	4,488
Buildings and improvements	12,159	11,559
Machinery and equipment	15,181	14,475

	31,841	30,522
Less- accumulated depreciation	(15,610)	(13,672)

Net property and equipment	16,231	16,850

OTHER ASSETS	4,391	5,229

	$86,600	$92,271

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,113	$7,886
Bank line of credit	—	6,799
Checks issued but not yet presented	2,076	1,408
Wholesale financing and other notes payable	23,034	25,963
Subordinated convertible promissory note payable	—	1,500
Motorcoach shell costs payable	6,519	5,655
Trade accounts payable	3,088	3,423
Trade creditors repayment plan	2,064	2,515
Accrued liabilities	6,323	8,375
Customer deposits	2,613	1,317

Total current liabilities	47,830	64,841

BANK LINE OF CREDIT	6,454	—
LONG-TERM DEBT, net of current maturities	11,964	7,230
TRADE CREDITORS REPAYMENT PLAN, net of current maturities	—	2,170
DEFERRED GRANT INCOME	60	75

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ INVESTMENT
Common stock - 7,196 and 6,535 shares outstanding	18,214	16,595
Additional paid-in capital	4,170	4,157
Retained deficit	(2,092)	(2,797)
Accumulated other comprehensive loss	—	—

Total shareholders’ investment	20,292	17,955

	$86,600	$92,271

The accompanying notes are an integral part of these consolidated balance sheets.

Featherlite, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Net sales	$179,974	$193,166	$212,786
Cost of sales	157,113	167,288	194,754

Gross profit	22,861	25,878	18,032
Selling and administrative expenses	20,615	20,447	21,910
Restructuring charge (credit) (Note 6)	(222)	400	1,572

Income (loss) from operations	2,468	5,031	(5,450)

Other income (expense):
Interest expense	(2,466)	(3,032)	(4,300)
Other income(expense), net	492	438	(337)

Total other expense	(1,974)	(2,594)	(4,637)

Income (loss) before taxes	494	2,437	(10,087)
Income tax benefit	106	258	1,240
Minority interest in subsidiary	105	—	—

Net income (loss)	$705	$2,695	$(8,847)

Net income (loss) per share -basic	$0.11	$0.41	$(1.35)

-diluted	$0.10	$0.38	$(1.35)

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)

For the years ended December 31, 2003, 2002 and 2001

(In thousands)

	—Common Stock—		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
	Outstanding Shares	Amount
Balance, December 31, 2000	6,535	16,595	4,062	3,355	—	24,012
Comprehensive loss:
Net loss for the period				(8,847)		(8,847)
Cumulative effect adjustment of interest rate swap agreement, net of tax					11	11
Unrealized loss on interest rate swap agreement, net of tax					(35)	(35)

Total comprehensive loss						(8,871)

Balance, December 31, 2001	6,535	16,595	4,062	(5,492)	(24)	15,141
Fair value of warrants issued			95			95
Comprehensive income:
Net income for the period				2,695		2,695
Realized loss on interest rate swap agreement, net of tax					24	24

Total comprehensive income						2,719

Balance, December 31, 2002	6,535	$16,595	$4,157	$(2,797)	$—	$17,955
Common stock issued upon conversion of subordinated promissory note and interest	661	1,619				1,619
Fair value of warrants issued			13			13
Comprehensive income:
Net income for the period				705		705
Total comprehensive income						705

Balance, December 31, 2003	7,196	$18,214	$4,170	$(2,092)	$—	$20,292

The accompanying notes are an integral part of these consolidated financial statements.

Featherlite, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001 (In thousands)

	2003	2002	2001
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss)	$705	$2,695	$(8,847)
Adjustments to reconcile net income(loss) to net cash from (used for) operating activities-
Depreciation and amortization	2,536	2,135	2,280
Fair value of stock option issued	13	—	—
Non-cash restructuring charge (credit)	(222)	400	3,400
Amortization of prepaid advertising, net	117	163	167
Amortization of warrant	—	95	—
Grant income	(15)	(15)	(15)
Minority interest	(7)	—	—
Provision for (benefit from) deferred income taxes	—	—	1,889
Loss (gain) on sales of property	(45)	(109)	536
Changes in current operating items
Receivables	(85)	(1,098)	1,305
Refundable income taxes	346	1,625	(2,755)
Inventories	3,071	4,383	18,414
Leased promotional trailers	535	(175)	817
Prepaid expenses	13	(289)	174
Trade accounts payable	(164)	(2,650)	(4,219)
Motorcoach shell costs payable	863	(1,875)	(8,302)
Accrued liabilities	(1,881)	(414)	169
Customer deposits	1,296	(887)	(874)

Net cash from operations	7,076	3,984	4,139

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
Purchases of property and equipment	(997)	(1,629)	(562)
Proceeds from sale of equipment and facilities	142	299	312
Payment for non-compete agreement	—	(25)	—

Net cash used for investing activities	(855)	(1,355)	(250)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Borrowings on trade creditors repayment plan	—	—	7,493
Repayments on trade creditors repayment plan	(2,620)	(2,808)	—
Proceeds from wholesale financing and other notes payable	6,872	9,221	20,700
Repayments of wholesale financing and other notes payable	(9,802)	(10,971)	(23,202)
Proceeds from bank line of credit	193,191	219,568	238,733
Repayments of bank line of credit	(193,536)	(219,995)	(244,387)
Change in checks issued not yet presented	668	(1,653)	(1,879)
Proceeds from other long-term debt	983	12,732	916
Repayments of other long-term debt	(2,022)	(10,029)	(2,347)
Payment of loan acquisition costs	—	(223)	—
Proceeds from subordinated convertible note	—	1,500	—

Net cash used for financing activities	(6,266)	(2,658)	(3,973)

Net cash decrease for period	(45)	(29)	(84)
Cash, beginning of period	218	247	331

Cash, end of period	$173	$218	$247

Supplemental disclosures: Interest payments	$2,553	$4,343	$5,009
Trailers exchanged for advertising	—	551	100
Income tax payments	477	1,557	1,144
Issuance of earnout shares	—	—	150

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Featherlite, Inc. is engaged in the manufacture and distribution of various types of specialty trailers and luxury motorcoaches as well as related parts, accessories and services. Specialty trailers are manufactured at facilities in Iowa, while luxury motorcoaches are currently manufactured in Florida. Its Oklahoma motorcoach manufacturing location was closed in 2001; the Company reopened this facility as a motorcoach resale center in October, 2003 (see Note 5). Trailers are primarily sold to authorized dealers throughout the United States and Canada. Terms and conditions for business are defined by standard agreements with each authorized dealer. Luxury motorcoaches are sold directly to end-user customers. Featherlite Aviation Company, a wholly owned subsidiary, is involved in the purchase and resale of used business class aircraft, but has not had any purchases or sales of aircraft in 2003, 2002 or 2001. Featherlite Chemicals Holdings, LLC, a wholly owned subsidiary, owns a 51 percent interest in Featherlite Chemicals, LLC (FCC) that was formed and began operations in 2003 to market and sell car care products as discussed in Note 4.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was not in compliance with certain of the restrictive financial covenants in the financing agreements with U.S. Bank and GE, both lenders waived events of default with respect to these violations at December 31, 2003 and have amended various of the financial covenants to reduce or eliminate their requirements for compliance in 2004. Based on the Company’s business plan for 2004, management believes that the Company will meet all the restrictive covenants of its lenders (including those with U.S. Bank and GE as revised). See Note 8 for a detailed discussion of the amended covenants. Management’s belief in the achievability of the 2004 covenants is supported by the fact that it continues to experience favorable business conditions (including a substantial backlog), continued cost controls and manufacturing efficiencies, and financial covenants that as amended, and agreed to by the Company’s lenders, management believes will be achieved.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Featherlite, Inc., Featherlite Aviation Company, a wholly owned subsidiary, FCC, a 51 percent owned subsidiary, as discussed in Note 4, which are referred to herein as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Statement Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: valuation of used trailer and motorcoach inventory, depreciable lives of property and equipment, allowance for doubtful accounts, and reserves for excess inventory, warranty and self-insurance and Pryor Oklahoma facility lease costs. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

Concentrations: The Company purchases all of its conversion motorcoach shells from one supplier. The purchases represented approximately 9%, 9%, and 11% of consolidated cost of sales for the years ended December 31, 2003, 2002 and 2001, respectively. Although there are a limited number of manufacturers of motorcoach shells, management believes that other suppliers could provide similar shells on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Receivables: Receivables are stated net of an allowance for doubtful accounts of $312,000 and $365,000 at December 31, 2003 and 2002, respectively.

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and includes materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process. Inventories were as follows at December 31, 2003 and 2002 (in thousands):

	2003	2002
Raw materials	$6,176	$6,330
Work in progress	13,116	10,125
Finished trailers and motorcoaches	18,199	20,094
Used trailers and motorcoaches	18,147	22,144

Total	$55,638	$58,693

In 2003 and 2002, the Company evaluated the carrying value of its motorcoach inventories and recorded total charges of $1.4 million and $632,000, respectively, to cost of sales to reduce the carrying cost of this inventory to its estimated net realizable value. Finished and used inventories are presented net of $946,000 and $1.7 million of specific valuation allowances to reflect such inventories at lower of cost or market at December 31, 2003 and 2002, respectively.

Prepaids: Prepaids primarily include the unamortized portion of annual property, casualty and third party liability insurance premiums. These premiums are amortized to expense over the insurance year.

Leased promotional trailers: The Company leases trailers to third parties for promotional purposes at a nominal lease cost when the Company believes it will derive an economic benefit from these arrangements. Normally, the leases on these trailers are for a one year period, with longer periods in some instances. Trailers with leases maturing in more than one year are classified as long-term in “other assets” in the accompanying consolidated balance sheets whereas trailers with leases maturing within the next year are classified as current. The carrying cost of these trailers is reduced over the lease period by the estimated diminution in gross margin that will occur during the lease period. These trailers were previously included in finished trailer inventory.

Property and Equipment: Property and equipment are stated at cost, while repair and maintenance items are charged to expense as incurred. Depreciation is provided for financial reporting purposes using straight-line and accelerated methods over estimated useful lives of 31 to 39 years for buildings and improvements, 15 years for land improvements and 5 to 7 years for machinery and equipment. Management periodically reviews the carrying value to long-lived assets for impairment whenever events or changes in circumstances indicate that carrying value may not be recoverable. In performing the review for recoverability, management estimates the non-discounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin (MSO), invoice the customer under normal billing and credit terms and hold the trailer or motorcoach and related MSO for a short period of time, as is customary in the industry, until pick-up or delivery and receipt of payment. Products are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is normally required except in unusual circumstances. At December 31, 2003 a reserve of $67,000 was provided for certain agreed upon trailer repurchases.

Revenue from sales of parts is recognized when the part has been shipped. Revenue from the delivery and servicing of trailers and motorcoaches is recognized when the service is completed. Revenues related to shipping and deliveries are included as a component of net sales and the related shipping costs are included as a component of cost of sales.

Stock-based compensation: The Company has a stock option plan for directors, officers and key employees. In 2003, it adopted SFAS No. 123, “Accounting for Stock Based Compensation” under the transition provisions allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Prior to 2003, it accounted for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. For more information on the Company’s stock-based compensation, see Note 12 to these consolidated financial statements.

The following table illustrates the effect on earnings (loss) and earnings (loss) per common share for the years ended December 31, 2003, 2002 and 2001, as if the Company had applied SFAS No. 123 in those years:

	2003	2002	2001
Net income (loss) (000’s)
As reported	$705	$2,695	$(8,847)
Stock-based compensation expense included in reported earnings, net of related tax effects	13	—	—
Stock-based compensation expense, determined under fair value method of all awards, net of related tax effects	(64)	(615)	(347)

Pro forma earnings (loss) on common stock	$654	$2,080	$(9,194)
Basic net income (loss) per share
As reported	$0.11	$0.41	$(1.35)
Pro forma	0.10	0.32	(1.41)
Diluted net income (loss) per share
As reported	$0.10	$0.38	$(1.35)
Pro forma	0.09	0.29	(1.41)

The fair value of each option shown below has been estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for grants in 2003, 2002, and 2001:

	2003	2002	2001
Weighted average fair value of options granted during the year	$1.13	$1.43	$1.68
Dividend Rate	0%	0%	0%
Price Volatility- 5 year options	71.3%	71.0%	55.7%
Price Volatility- 10 year options		71.5%	56.8%
Risk-free interest rate-5-year options	2.7%	4.4%	4.9%
Risk-free interest rate- 10-year options		4.0%	4.1%
Expected life- 5 year options	5 yrs.	5 yrs.	5 yrs.
Expected life- 10 year options		10 yrs.	10 yrs.

Research and Development Expenses: No research and development expenses were incurred in 2003 and 2002 and approximately $19,000 in 2001 and are included in selling and administrative expenses.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 7 to these consolidated financial statements.

Comprehensive Income or Loss: Comprehensive income or loss consists of the Company’s net (loss) and unrealized losses from an interest rate swap agreement and is presented in the consolidated statements of shareholders’ investment and comprehensive loss.

Reclassifications: Certain prior year information has been reclassified to conform to the current year presentation. This reclassification had no affect on net income (loss) or stockholders’ equity as previously reported

New Accounting Pronouncements:

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. Certain types of guarantees are not subject to the initial recognition and measurement provisions of Interpretation No. 45 but are subject to its disclosure requirements. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the initial application of Interpretation No. 45 shall not be revised or restated. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company will apply the initial recognition and initial measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002. For more information on the Company’s guarantees and the disclosure requirements of Interpretation No. 45, as applicable to the Company, see Notes 2 and 8 to these consolidated financial statements.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the transitional disclosure provisions of SFAS No. 148 for the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will apply SFAS No. 150 to any financial instruments entered into or modified after May 31, 2003. The transition to SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), revised December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. The Company will prospectively apply the provisions of this new pronouncement after its effective which has been delayed until after March 15, 2004. The Company does not expect the impact of this new interpretation to have a material impact on the Company’s financial position or results of operations because it does not have any such entities.

Note 3. Other Assets

Other assets consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Aircraft held for resale	$2,760	$3,240
Deposits	649	602
Leased promotional trailers	578	307
Advertising and promotion	238	385
Idle facility	—	435
Other	166	260

Total	$4,391	$5,229

Aircraft Held for Resale: The Company is a licensed aircraft dealer and markets used business-class aircraft. At December 31, 2003 and 2002, the Company owned one aircraft. Aircraft purchased for resale are stated at the lower of cost or estimated net realizable value. The Company periodically evaluates the aircraft’s net realizable value and, if necessary, reduces the carrying value. During 2003 and 2002, the Company wrote down the aircraft by $480,000 and $160,000, respectively, with charges to selling and administrative expenses to reflect declines in its estimated market value. Gain or loss on the sale of aircraft or losses are included in other income (expense) during the period in which the aircraft is sold rather than sales and cost of sales because these transactions are incidental to the Company’s principal business segments and occur on an irregular basis.

Deposits: The Company has deposits on motorcoach shells in the amount of $320,000 at December 31, 2003 and 2002. The motorcoach shell manufacturer will hold these deposits as long as the Company holds motorcoaches on a consignment basis as discussed in Note 8. The Company also has other deposits with its workers compensation administrators and others in the amount of $329,000 and $282,000 and December 31, 2003 and 2002, respectively.

Leased promotional trailers: Leases of promotional trailers beyond one year are classified as long-term as discussed in Note 2.

Advertising and promotion: The Company exchanged trailers and coaches primarily for promotional and advertising services of an equivalent value. These contracts were capitalized at the cost basis of the inventory exchanged and are being amortized over the period the services will be rendered. Amortization of these agreements to advertising expense was $117,000 in 2003, $163,000 in 2002 and $167,000 in 2001.

Idle facility: The Company owns a manufacturing plant with a net cost of $435,000 at December 31, 2002 that was previously used by the Company for manufacturing trailers. This property has been held for resale for more than one year and has not been sold. During the third quarter of 2003, the Company changed the classification of this facility and reclassified $382,000 from an “asset held for sale” included in Other Assets back to Property and Equipment as an “asset in use” in accordance with the guidance of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Depreciation of $53,000 was charged to operations related to the time period the asset was classified as “held for sale.”

Note 4. Investment in Featherlite Chemicals LLC (FCC)

During the year ended December 31, 2003, the Company paid a $89,500 capital contribution to FCC. The Company expects to contribute additional capital of $12,500 in 2004. The accounts of FCC are consolidated with the accounts of Featherlite. The principal business activity of FCC is to market and sell car care products manufactured by Benbow Chemical Packaging, Inc. (the 49 percent minority owner) under the Featherlite Car Care brand name and a NASCAR license agreement. At December 31, 2003, the losses of FCC exceeded the capital contributions of the owners. The minority interest’s share of that excess loss was $7,000 at December 31, 2003 and is recorded in other assets in the accompanying consolidated balance sheet. The Company and Benbow are committed to continue to make additional capital contributions to fund the operations of FCC in 2004, as necessary.

Note 5. Restructuring Charge

In June, 2001, the Company adopted a plan to shut-down and sublease its Pryor, Oklahoma, manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach line because of unacceptable delays experienced in obtaining materials essential to the manufacture of this motorcoach. The Company closed this facility in August 2001 and 80 employees were either terminated or reassigned elsewhere in the Company. An accrual in the amount of $4.5 million was made in the financial statements in 2001, including $2.9 million charged to cost of sales, to provide for exit and other costs related to this restructuring following the guidance of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. As a result of the Company’s inability to sublease this facility in 2002, the Company began exploring alternative options to use this facility again including the alternative to use the facility as a consignment sales facility for used coaches owned by others. In 2003 and 2002, prior to the decision to open the facility as a sales facility, an additional $100,000 and $400,000, respectively, in additional restructuring charges were recorded. In October, 2003 the Company opened this facility as a sales center for recreational vehicles and motorcoaches. The remaining unused balance in the accrual, which was not material to the consolidated financial statements, was reversed against restructuring charges resulting in a net credit of $222,000. Following is a summary of this accrual, amounts used and the balance unused at December 31, 2003:

	2003			2002
	Accrued	Used	Unused	Accrued	Used	Unused
Impairment of inventory	$—	$—	$—	$—	$—	$—
Impairment of property and equipment	—	—	—	—	—	—
Payroll and severance pay	—	—	—	—	—	—
Lease and other costs	100	(500)	—	400	(400)	400
Total	$100	$(500)	$—	$400	$(400)	$400

Note 6. Trade Creditor Repayment Plan

In November 2001 the Company implemented a Trade Creditor Repayment Plan (the Plan) with certain of its trade creditors. During 2003 and 2002 the Company made payments in accordance with the Plan of $2.6 million and $2.8 million, respectively, with $2.1 million payable in 2004.

Note 7. Income Tax Matters

The components of the provision (benefit) for income taxes for the years ended December 31 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Current
Federal	$(258)	$(258)	$(3,109)
State	94	—	—

	$(106)	(258)	(3,109)

Deferred
Federal	—	—	1,720
State	—	—	149

	—	—	1,869

Total	$(106)	$(258)	$(1,240)

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate to the provision (benefit) for income taxes in the consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 is as follows (in thousands):

	2003	2002	2001
Provision (benefit) at federal statutory rate (34%)	$204	$828	$(3,429)
State income taxes, net of Federal income tax effect	94	—	—
Valuation allowance increase (decrease)	(545)	(495)	1,869
Benefit from carryback claim to prior years	—	(690)	—
Other	141	99	320

Total	$(106)	$(258)	$(1,240)

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

Deferred tax assets and liabilities consist of the following components as of December 31, 2003 and 2002 (in thousands) :

	2003	2002
Non-current deferred tax liabilities:
Depreciation	$(856)	$(480)

Current deferred tax assets:
Accrued expenses	973	936
Accrued warranty expenses	452	544
Inventory allowances	159	283
Receivable allowances	101	91

Total current	1,685	1,854

Net deferred tax asset	829	1,374

Valuation allowance	$(829)	$(1,374)

A deferred tax asset valuation allowance equal to the net deferred tax asset has been recorded in 2003 and 2002 because the Company is uncertain that future taxable income will be sufficient to realize the asset within a reasonable period of time.

At December 31, 2003, the Company had refundable income taxes of $783,000, including $548,000 of deposits made during the year on estimated taxable income and a $235,000 carryback claim from the current year’s Federal net operating loss. The Company has no Federal net operating loss carryforwards but has carryforwards available to offset certain state income taxes. Benefit will be recorded on the utilization of these state carryforwards in the years in which they are realized.

Note 8. Financing Arrangements

Wholesale Financing and Other Notes Payable: Wholesale financing and other notes payable includes unpaid balances of $22.1 million and $24.8 million at December 31, 2003 and 2002, respectively, on the motorcoach wholesale financing agreements with GE Commercial Distribution Finance Company (GE) and Regions Bank (Regions) and $938,000 and $1.1 million at December 31, 2003 and 2002, respectively, with an insurance premium finance company. The motorcoach wholesale financing agreement with GE, which was amended in 2002, provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. Amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. After July 31, 2002, the Agreement provided for reducing advance rates on new coaches more than 365 days old based on date of completion from 90% to 70% and providing no financing on used coaches more than 365 days old based on date of acquisition or older than 10 model years. GE elected to not require the Company to comply with these reduced advance rates while discussions to modify the agreement were in process. On March 17, 2004, GE notified the Company that the terms of the existing agreement will be modified as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach acquired after August 31, 2003 when it has been financed more than 360 days and all financing will be due in full on day 720; (ii) no curtailments will be required on used units that are in the used borrowing base as of August 31, 2003 except that all financing is due in full on any coach held 720 days, and (iii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and no curtailments will be due until day 361 thereafter when a 1.5% per month curtailment will begin until day 720 when any financing will be due in full. As of March 17, 2004, the Company had borrowings of $1.3 million which will then be due on the effective date of this change if not already paid due to sale of the motorcoach to be excluded. It is expected this amount will be provided by availability on the Company’s existing lines of credit. Borrowings bear interest of 4.25% and 4.5% at December 31, 2003 and 2002, respectively, which is prime plus 0.25% when prime is less than 6.25%, otherwise prime, and are secured by the financed motorcoaches and other assets of the Company. The agreement requires certain covenants, which are summarized in the table on the following page. The Company was not in compliance with the three month positive net income covenant in October and November, 2003 and did not achieve the minimum tangible current ratio for the quarter ended December 31, 2003. On March 17, 2004, GE waived violations of these covenants as of December 31, 2003 and amended the agreement to reduce the current ratio requirement from 1.20:1 to 1.15:1, and eliminated the three month positive net income covenant for 2004. This agreement is subject to cancellation by GE at any time. The Company must pay a fee of up to 1% of the aggregate outstanding borrowings under the Agreement if it cancels the Agreement before June 30, 2004.

In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, Birmingham, Alabama, to provide up to $3.0 million of wholesale financing for 100 percent of the cost of new motorcoaches purchased by the Company from Foretravel, Inc. for resale. Borrowings of $1.5 million on this line at December 31, 2003, bear interest on a monthly basis at prime plus 0.5 percent (4.5 percent at December 31, 2003. The agreement requires, among other covenants, a minimum current ratio of 1.2:1 and a leverage ratio of 5:1 or less. The Company was in compliance with these covenants at December 31, 2003.

Line of Credit: On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (Agreement) with U.S. Bank in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and a $2.0 million as a term loan for new equipment purchases. The Agreement also provided a special advance of $1.0 million for any 60 day period requested by the Company until July 31, 2003. This Agreement is for a three-year period ending July 31, 2005 with annual interest accruing on outstanding balances at 4.50% and 4.75%, which is prime plus 0.50 percent at December 31, 2003 and December 31, 2002, respectively. The proceeds from the $7.2 million term notes were used to repay $4.4 million of existing term notes with the balance of $2.8 million reducing borrowings on the revolving credit note. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 plus interest with the remaining unpaid balance due on June 30, 2005. Repayment of advances on the new equipment term note, which total $928,000 at December 31, 2003, are based on a 60 month amortization, with the unpaid balance due on June 30, 2005. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of December 31, 2003, net availability on the revolving credit line was $10.6 million with about $6.5 million outstanding. The Agreement requires the Company to notify the Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the financial covenants summarized in the table that follows. As described in the following table, the Company was not in compliance with the amended minimum fixed charge and annual EBITDA covenant requirements as required for the quarter and year ended December 31, 2003. On April 7 , 2004, the bank waived these violations at December 31, 2003, and amended the Agreement to: (i) provide the Company with a $1.0 million special advance for any 60 days in 2004; (ii) reduced the principal payment of the real estate term note by about $43,000 per month during the remaining term of the note, which is a $516,000 reduction on an annual basis; (iii) amended the following financial covenants: reduced the quarterly fixed charge coverage ratio from 1.05 to 1.0 and reduce the annual EBITDA requirement from $9.0 million to $6.5 million in 2004 and (iv) amended the agreement to quantify certain subjective notice requirements.

Although the Company was not in compliance with certain of the restrictive financial covenants in the financing agreements with U.S. Bank and GE, both lenders waived events of default with respect to these violations at December 31, 2003 and have amended various of the financial covenants to reduce or eliminate their requirements for compliance in 2004. Based on the Company’s business plan for 2004, management believes that the Company will meet all the restrictive covenants of its lenders (including those with U.S. Bank and GE as revised). As discussed previously, management’s belief in the achievability of the 2004 covenants is supported by the fact that it continues to experience favorable business conditions (including a substantial backlog), continued cost controls and manufacturing efficiencies and amended financial covenants, as agreed to by the Company’s lenders, that are more likely to be achieved. The more restrictive of the Company’s 2004 covenants include the annual EBITDA requirement of $6.5 million, which was not achieved during 2003. However, there are certain unusual items recorded in 2003 that have been identified by the Company that, if considered, would indicate that the 2004 EBITDA covenant would have been achieved when compared to 2003 actual results net of such items. The Company’s business plan for 2004 would also indicate that the Company would be in compliance with this covenant in 2004 if such plan were achieved.

Financial Covenant	Lender	2003 Covenant	2003 Actual	2004 Covenant
Minimum Tangible Net Worth	GE	$15,000,000	$16,996,000	$15,000,000
Maximum Leverage	GE	5 : 1	3.9 : 1	5 : 1
Minimum Current Ratio	GE	1.2 : 1	1.37 : 1	1.15 : 1
Trailing Three Month Net Income	GE	Positive total measured monthly	Failed various months	Eliminated
Minimum Consolidated Fixed Charge Ratio	U.S. Bank	1.05 : 1	1.04 : 1	1 : 1
Minimum Tangible Net Worth	U.S. Bank	4.25 : 1	3.34 : 1	4.25 : 1
Minimum Annual EBITDA	U.S. Bank	$ 9,000,000	$ 5,667,000	$ 6,500,000

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

Checks Issued Not Yet Presented: In connection with the U.S Bank line of credit, the Company has a controlled disbursement bank account. Deposits are applied to reduce the outstanding balance on the line of credit and advances from the line of credit are used to pay the checks issued when they are presented to the bank for payment. As of December 31, 2003 and 2002, there was $2.1 million and $1.4 million, respectively, of checks that had been issued but not yet presented for payment.

Subordinated Promissory Note: On January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note and a warrant for 150,000 shares on the Company’s common stock. The maturity of the note and the holder’s option to convert the note into common stock was extended from December 31, 2002 to April 15, 2003 and then until October 15, 2003. The accrual of interest on the note at a rate of 6.5% per year ceased on April 15, 2003. As discussed further in Note 13 on October 8, 2003, the holder of the note exercised the option to convert the entire amount of the note and accrued interest of $118,000 into common stock.

Other Long-Term Debt: Other long-term debt consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Bank term notes payable; interest at prime plus 0.5% (4.5% at December 31, 2003) payable in monthly installments of $141 plus interest; balance due June 30, 2005; contains same collateral and covenant provisions as Revolving Loan and Security Agreement. Refinanced on July 31, 2002	$6,393	$7,064
Capitalized lease of Florida real estate; payable in monthly installments of $50 thru July 31, 2007 with 5% annual increase thereafter until initial term ends on July 31, 2009	4,669	4,886
Bank notes payable; interest at 6.5%; interest only until August 2002, then $27 payable monthly including interest; balance due July 2005; collateralized by aircraft	2,882	3,007
Notes and capitalized leases to banks and others, interest at average of 2.4%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	133	159
Total	14,077	15,116
Less current maturities	(2,113)	(7,886)

	$11,964	$7,230

Capitalized lease: In July, 2002, GBNM Partnership purchased the Company’s sales and service center in Sanford, Florida for $5.0 million. The Company then entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this has been recorded as a sale/leaseback financing transaction and no gain or loss was recognized.

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

Annual maturities of total long-term debt during the five years subsequent to December 31, 2003 and thereafter are as follows (in thousands):

Year	Amount
2004	$2,113
2005	7,709
2006	307
2007	309
2008	323
Thereafter	3,283

Note 9. Commitments and Contingencies

Inventory Repurchase Arrangements: Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to purchase certain repossessed products from the financial institutions or to reimburse the institutions for unpaid balances including finance charges, plus costs and expenses. The Company was contingently liable under these arrangements for a maximum amount of $11.7 million at December 31, 2003. During 2003, the Company repurchased $38,000 from a financial institution due to the default of a dealer. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on annual basis has been less than 1 percent of annual sales and the repossessed inventory has been sold to other dealers without a loss. The Company has no motorcoach dealers and, accordingly, has no repurchase obligation with respect to motorcoaches.

Self Insurance: The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual exposure under these programs varies as follows: For health claims there is an annual stop loss limit of $125,000 per claim but no aggregate loss limit. For workers compensation claims there is a $250,000 occurrence limit and an aggregate limit of $2.2 million. At December 31, 2003, $2.0 million was accrued for estimated incurred but not reported and unpaid claims. The Company has obtained irrevocable standby letters of credit in the amount of $2.8 million in favor of the workers’ compensation claims administrators to guarantee settlement of claims. Additional letters of credit of $242,500 are required to be provided in each of February, May and August, 2004, but are expected to be partially offset by reductions in existing letters of credit.

Operating leases: The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expense under these operating leases for the years ended December 31, 2003, 2002, and 2001, was approximately $1.3 million, $1.3 million, and $1.2 million, respectively. The approximate annual minimum future lease payments under these operating leases for the five years subsequent to December 31, 2003 are as follows (in thousands):

Year	Amount
2004	$1,138
2005	881
2006	761
2007	606
2008	279
Thereafter	616

Litigation: The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Except as described below, although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel handling such matters, that the resolution of such matters will not have a material adverse effect on the financial position of the Company. During 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. The Company has accrued a liability and charged cost of sales for $354,000 in the accompanying consolidated financial statements representing the estimated loss on the resale of a motorcoach to be reacquired and related legal costs. The Company is appealing this verdict.

Aluminum purchase commitments: The Company has obtained fixed price commitments from certain suppliers in an aggregate amount of $19.2 million for about 90 percent of its expected aluminum requirements in 2004 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year.

Warranty: The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to these consolidated financial statements. Following is a summary of the changes in these liabilities during the years ended December 31, 2003 and 2002 (In thousands):

	2003	2002
Provision for units sold during period	$1,261	$1,516
Adjustments of prior period provision	88	236
Claims paid during the period	(1,555)	(2,156)
Net decrease in liability	(206)	(404)
Balance, beginning of year	1,431	1,835
Balance, end of year	$1,225	$1,431

Other: The Company has an agreement with an Iowa community college that provides approximately $250,000 for job training purposes from the State of Iowa. This amount is to be repaid, together with interest, over a ten-year period ending in 2008, from state withholding taxes on employees wages earned at the Company’s Iowa facilities. The Company may be required to provide funds for the repayment of these training credits if sufficient withholding and unused training funds are not available.

Note 10. Employee Retirement Savings Plan

The Company sponsors a 401(k) employee retirement savings plan, which covers substantially all employees after one year of employment. The Company may annually elect to match a portion of the each employee’s contributions and has elected to match a portion of the first four percent of such contributions in the years ended December 31, 2003, 2002 and 2001. No matching contributions were made for the years ended December 31, 2003 or 2001. The Company’s contribution to the plan was $180,000 for the year ended December 31 2002.

Note 11. Related-Party Transactions

The Company recorded sales of approximately $6.7 million, $3.3 million, and $2.8 million in 2003, 2002, and 2001, respectively, to certain Featherlite dealers and Featherlite Credit Corporation, which are entities owned by majority shareholders and executives of the Company. These sales were made at the same prices offered other Featherlite dealers. The Company has no repurchase commitments to these entities. However, the Company purchased trailers and motorcoaches that were previously leased to third parties from Featherlite Credit Corporation and resold them to unrelated customers. These purchases aggregated $908,000,$400,000 and $0 in 2003, 2002 and 2001, respectively, and were resold for $947,000 and $425,000 The Company had receivables from these related parties of $134,000 at December 31, 2003 and $100,000 at December 31, 2002.

The Company has leased equipment from certain shareholders/executives during current and prior periods. Payments related to these leases totaled $84,000 in 2003, $86,000 in 2002 and $82,000 in 2001. During 2003, 2002, and 2001, the Company also leased various aircraft from certain shareholders. Payments for leased aircraft totaled $11,000 in 2003, $26,000 in 2002, and $49,000 in 2001.

Featherlite Credit Corporation reimbursed the Company $89,000, $87,000, and $86,000 for salaries and other costs paid by the Company in 2003, 2002, and 2001, respectively.

In 2001, the Company agreed to pay $303,000 to Clement Properties, an entity owned by the majority shareholders of the Company for costs incurred related to the acquisition and development of land for a sales and service center in North Carolina. The Company decided not to lease this property and agreed to pay this amount to be released from this obligation. This amount is being paid in equal monthly installments over a three year period without interest ending in February 2005, with $108,000 and $90,000 paid in 2003 and 2002, respectively.

In 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC will purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one year period at market prices. ULC is a related party controlled by executive officers and majority shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite has agreements with ULC to lease it office space and to provide service work on the ULC motorcoaches. During 2003, ULC purchased six motorcoaches and various services from the Company in an aggregate amount of $3.6 million. The Company had receivables of $21,500 from ULC at December 31, 2003.

In 2003, the Company purchased a motorcoach from Clement Enterprises, LLC, a company owned by Conrad Clement, at its estimated fair market value of $600,000. This motorcoach was then resold to ULC by the Company for $630,000. In 2004, the Company leased this motorcoach back from ULC under the terms of a ten month operating lease for a total rental payment of $120,000. This motorcoach is being used by a third party for sales promotion purposes.

Note 12. Shareholders’ Investment

Capitalization: The Company’s authorized capital is 40 million shares of no par common stock and 10 million shares of undesignated stock. No shares of undesignated stock are outstanding and no rights or preferences have been established for these shares by the Board of Directors.

Subordinated Convertible Promissory Note: On January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note and a warrant for 150,000 shares on the Company’s common stock. The maturity of the note and the holder’s option to convert the note into common stock was extended from December 31, 2002 to April 15, 2003 and then until October 15, 2003. The accrual of interest on the note at a rate of 6.5% per year ceased on April 15, 2003. On October 8, 2003, the holder of the note exercised the option to convert the note and accrued interest of $118,000 into common stock. The entire amount was converted to 661,314 shares of common stock at the daily average closing market price during the period from April 30, 2003 until October 31, 2002 of $2.448 per share according to the terms of the agreement. In 2002, the warrant was assigned a fair value of $95,000 using the Black-Sholes option pricing model. The face amount of the convertible note was reduced and paid-in capital increased by the fair value assigned to the warrant. This amount was amortized to interest expense in 2002 over the original term of the note that matured on December 31, 2002. The warrant may be exercised at any time before January 31, 2007 at a price of $2.00 per common share.

Stock Option Plan: At December 31, 1998, the Company reserved 1,100,000 shares of common stock for issuance as options under the Company’s 1994 Stock Option Plan (the Plan). These options may be granted to employees and directors at the discretion of the Board of Directors, which may grant either incentive stock options or non-statutory stock options.

All incentive options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant (110 percent for employees owning more than 10 percent of the outstanding stock on the date of grant). The options are non-transferable and expire at varying dates, but do not exceed ten years from date of grant. Options granted during 2003 with a fair value of $13,500 as determined by the Black-Scholes option pricing model were charged against selling and administrative expenses in 2003.

A summary of the status of the Plan at December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price
2001
Outstanding, beginning of year	475,606	$6.00
Granted	389,300	2.54
Forfeited or cancelled	(29,506)	5.83
Outstanding, end of year	835,400	4.95
Exercisable at end of year	508,200

2002
Outstanding, beginning of year	835,400	$4.95
Granted	380,500	1.95
Forfeited or cancelled	(378,000)	5.44
Outstanding, end of year	837,900	2.60
Exercisable at end of year	637,300

2003
Outstanding, beginning of year	837,900	$2.60
Granted	12,000	1.88
Forfeited or cancelled	(41,000)	6.58
Outstanding, end of year	808,900	2.39
Exercisable at end of year	709,800

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

At December 31, 2003, options outstanding have exercise prices ranging from $1.11 to $6.13 and a weighted average remaining contractual life of 6.0 years. Following is a summary of exercise price ranges of the options outstanding at December 31, 2003:

Exercise Price Range	Options Outstanding
$1.00 to $1.99	375,500
$2.00 to $2.99	356,400
$3.00 to $4.99	51,000
$5.00 to $6.99	26,000

Total	808,900

Net Income (Loss) Per Share: Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income (loss) per share for the years ended December 31, 2003, 2002, and 2001 (in thousands, except per share data):

	2003	2002	2001
Net income (loss) available to common shareholders	$705	$2,695	$(8,847)
Weighted average number of shares outstanding – basic	6,689	6,535	6,535
Dilutive effect of:
Stock Options	83	27	—
Convertible promissory note and interest	507	596	—
Warrants	20	18	—
Weighted average number of shares outstanding - diluted	7,300	7,158	6,535
Net income (loss) per share – basic	$0.11	$0.41	$(1.35)
Net income (loss) per share –diluted	$0.10	$0 38	$(1.35)

Stock options for 74,000 shares, 471,400 shares, and 835,400 shares at December 31, 2003, 2002 and 2001, respectively, were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

Note 13. Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131 “Disclosure About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Corporate and other primarily includes the aircraft operations, corporate officers, administration and FCC in 2003. The Company’s sales are not materially dependent on a single customer or small group of customers.

Management evaluates the performance of each segment based on income before taxes. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company allocates corporate selling and administrative expenses to each segment. No allocation is made of interest expense.

The following table shows the Company’s business segments and related financial information for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Trailers	Motorcoaches	Corporate and other*	Total
2003
Revenues from unaffiliated customers	$102,265	$77,696	$13	$179,974
Interest expense	757	1,408	301	2,466
Depreciation and amortization	1,108	706	722	2,535
Income (loss) before taxes *	4,458	(1,079)	(2,780)	599
Identifiable assets	29,997	51,220	5,376	86,593
Capital expenditures	652	259	85	996
2002
Revenues from unaffiliated customers	$105,797	$87,369	$—	$193,166
Interest expense	505	1,571	956	3,032
Depreciation and amortization	1,003	633	499	2,135
Income (loss) before taxes	5,444	(382)	(2,625)	2,437
Identifiable assets	29,023	57,311	5,937	92,271
Capital expenditures	1,171	359	96	1,626
2001
Revenues from unaffiliated customers	$106,194	$106,592	$—	$212,786
Interest expense	583	2,526	1,191	4,300
Depreciation and amortization	1,065	731	484	2,280
Income (loss) before taxes	2,534	(9,329)	(3,292)	(10,087)
Identifiable assets	31,546	58,983	6,642	97,171
Capital expenditures	277	145	122	544

*	includes minority interest in subsidiary of $105,000

Revenue attributed to geographic locations is based on the location of the customer. Geographic information is as follows (in thousands):

	2003	2002	2001
Revenues from unaffiliated customers
United States	$176,164	$188,138	$208,234
Canada and other regions	3,810	5,128	4,552
Consolidated	$179,974	$193,166	$212,786

EXHIBIT INDEX

TO

FORM 10-K FOR FISCAL YEAR ENDED

DECEMBER 31, 2003

FEATHERLITE, INC.

EXHIBIT NUMBER	DESCRIPTION
3.1	The Company’s Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to Company’s 10-Q for the quarter ended March 31, 1998

3.2	The Company’s Bylaws, as amended — incorporated by reference to Exhibit 3.2 to Company’s S-1 Registration Statement, Reg. No. 33-82564

4.1	Specimen Form of the Company’s Common Stock Certificate — incorporated by reference to Exhibit 4.1 to Company’s S-1 Registration Statement, Reg. No. 33-82564

10.1	**1994 Stock Option Plan, including Form of Incentive Stock Option Agreement — incorporated by reference to Exhibit 10.2 to Company’s S-1 Registration Statement, Reg. No. 82564

10.2	**Amendment to 1994 Stock Option Plan dated May 14, 1996 — incorporated by reference to Exhibit 10.23 to Company’s 10-K for the fiscal year ended December 31, 1996

10.3	Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College — incorporated by reference to Exhibit 10.10 to Company’s S-1 Registration Statement, Reg. No. 33-82564

10.4	Inventory Repurchase Agreement, dated September 12, 1990, between the Company and Nations Credit Commercial Corporation (formerly Chrysler First Commercial Corporation Limited) — incorporated by reference to Exhibit 10.12 to Company’s S-1 Registration Statement, Reg. No. 33-82564

10.5	Floorplan Agreement, dated March 27, 1992, between the Company and ITT Commercial Finance Corp. — incorporated by reference to Exhibit 10.13 to Company’s S-1 Registration Statement, Reg. No. 33-82564

10.6	Inventory Repurchase Agreement, dated February 27, 1995, between the Company and TransAmerica Commercial Finance Corporation — incorporated by reference to Exhibit 10.23 to Company’s Form 10-K for the fiscal year ended December 31, 1995

10.7	Agreement for wholesale financing dated October 3, 1996 between the Company and Deutsche Financial Services — incorporated by reference to Exhibit 10.22 to Company’s 10-K for the fiscal year ended December 31, 1996

10.10	Loan Modification and Forbearance Agreement dated October 1, 2001 between Featherlite, Inc. and First Union National Bank – incorporated by reference to Exhibit 10.28 to Company’s 10-K for the year ended December 31, 2001

10.11	Standstill Agreement dated January 31, 2002 between Company and U.S. Bank National Association-incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2001

10.12	Agreement to Make Secured Loan dated January 31, 2002 between Company and Bulk Resources, Inc. - incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2001

10.13	Consignment Agreement dated January 31, 2002 between the Company and Prevost Car, Inc. - incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001

10.14	Letter agreement with Bulk Resources dated March 15, 2002-incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2001

10.15	First Modification and Amendment to Loan Modification and Forbearance Agreement as of April 1, 2002 between the Company and Wachovia Bank, N.A-incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001.

10.16	First Amendment to Standstill Agreement as of April 30, 2002, between the Company and U.S.Bank- incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2002

10.17	Amended and Restated Loan Agreement Between U.S. Bank National Association and Featherlite, Inc. dated July 31, 2002—incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2002

10.18	Amendment No. 5 to Amended and Restated Agreement for Wholesale Financing Between Deutsche Financial Services Corporation and Featherlite, Inc. dated July 31, 2002— incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2002

10.19	Commercial Lease Between GBNM Partnership and Featherlite, Inc.—incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002

10.20	Letter agreement dated August 19, 2002 between Company and Tifton Aluminum Company, Inc.- incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002 ***

10.21	Letter agreement dated September 26, 2002 between Company and Tifton Aluminum Company, Inc. - incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002 ***

10.22	Letter agreement dated November 16, 2002 between Company and Tifton Aluminum Company, Inc. - incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31,2002***

10.23	Fixed-Price Purchase and Sale Agreement dated August 16, 2002 between the Company and Indalex, Inc. - incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31,2002***

10.24	Fixed-Price Purchase and Sale Agreement dated August 6, 2002 between the Company and Indalex, Inc. - incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.25	Fixed-Price Purchase and Sale Agreement dated September 13, 2002 between the Company and Indalex, Inc. - incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.26	Letter agreement dated December 3, 2002 between the Company and Aluminum Line Products Co. - incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.27	Letter agreement dated July 29, 2002 between the Company and Aluminum Line Products Co. - incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.28	Letter agreement dated August 5, 2002 between the Company and Tifton Aluminum Company, Inc. - incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.29	Letter agreement dated November 13, 2002 between the Company and Tifton Aluminum Company, Inc. - incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.30	Supply agreement dated March 3 2003 between the Company and Integris Metals, Inc. - incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.31	Fixed-Price Purchase and Sale Agreement dated November 13, 2002 between the Company and Indalex, Inc. - incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31,2002 ***

10.32	Letter agreement dated December 22, 2003 between the Company and ALCOA***

10.33	Letter agreement dated November 17, 2003 between the Company and ALCOA***

10.34	Letter agreement dated December 10, 2003 between the Company and Integris Metals Incorporated***

10.35	Fixed price purchase and sale agreement dated November 14, 2003 between the Company and Indalex, Inc.***

10.36	Supply agreement dated October 10, 2003 between the Company and Integris Metals Incorporated***

10.37	Floor plan financing agreement dated October 28, 2003 between the Company and Regions Bank

10.38	Second amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated September 26 ,2003

10.39	Settlement Agreement dated March 14, 2003 between the Company and Clement Properties, LLC.- incorporated by reference to Exhibit 10.36 to the Company Form 10-K report for the year ended December 31, 2001.

21	Subsidiaries of the Company:

Name	State of Incorporation
Featherlite Aviation Company	Minnesota

Featherlite Chemicals Holdings, LLC	Delaware

23(a)	Consent of Deloitte & Touche LLP

23(b)	Inability to Obtain Consent of Prior Year Auditor

24	Powers of Attorney of directors — included under the “Signatures” section of this Form 10-K

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.3	Letter to Securities and Exchange Commission, Pursuant to Temporary Note 3T, dated March 25, 2002-incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2001.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
***	Portions of these documents have been omitted pursuant to a request for confidential treatment

FEATHERLITE, INC.

SCHEDULE II - SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In Thouands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End of Period
Year ended December 31, 2001
Allowance for doubtful accounts	$180	$133		$128	$185
Year ended December 31, 2002
Allowance for doubtful accounts	185	208		28	365
Year ended December 31, 2003
Allowance for doubtful accounts	365	49		102	312

(1)	Write off of doubtful accounts