Form 10-Q
period 2004-03-31
FEATHERLITE INC
filed 2004-05-14
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

7,198,428 shares as of May 14, 2004

FEATHERLITE, INC.

INDEX

Form 10-Q

Quarter ended March 31, 2004

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2004	December 31, 2003
ASSETS

Current assets
Cash	$711	$173
Receivables	7,407	6,033
Refundable income taxes	783	783
Inventories
Raw materials	6,534	6,176
Work in process	13,943	13,116
Finished trailers/motorcoaches	16,836	18,199
Used trailers/motorcoaches	16,617	18,147

Total inventories	53,930	55,638
Leased promotional trailers	1,710	1,501
Prepaid expenses	1,410	1,850

Total current assets	65,951	65,978

Property and equipment, net	16,060	16,231
Other assets	4,302	4,391

	$86,313	$86,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Wholesale financing and other notes payable	$22,329	$23,034
Current maturities of long-term debt	2,117	2,113
Checks issued, not yet presented	2,061	2,076
Motorcoach shell costs payable	5,082	6,519
Accounts payable	4,638	3,088
Trade creditor repayment plan	1,488	2,064
Accrued liabilities	7,853	6,323
Customer deposits	1,426	2,613

Total current liabilities	46,994	47,830
Bank line of credit	6,298	6,454
Long-term debt, net of current maturities	11,433	11,964
Other long term liabilities	56	60
Commitments and contingencies (Note 4)
Shareholders’ equity	21,532	20,292

	$86,313	$86,600

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,
	2004	2003
Net sales	$56,416	$41,696
Cost of sales	47,834	36,558

Gross profit	8,582	5,138
Selling and administrative expenses	6,222	5,530

Income (loss) from operations	2,360	(392)
Other income (expense)
Interest	(548)	(684)
Other, net	118	145

Total other expense	(430)	(539)

Income before income taxes	1,930	(931)
Minority interest in subsidiary loss	30	—
(Provision) benefit for income taxes	(725)	255

Net income (loss)	$1,235	$(676)

Net income (loss) per share –
Basic	$0.17	$(0.10)

Diluted	$0.16	$(0.10)

Average common shares outstanding-
Basic	7,198	6,535

Diluted	7,568	7,319

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months Ended March 31,
	2004	2003
Cash provided by operating activities
Net income (loss)	$1,235	$(677)
Depreciation & amortization	609	625
Other non cash adjustments, net	55	24
Decrease in refundable income taxes	—	750
Changes in working capital items, net	909	3,072

Net cash provided by operating activities	2,808	3,794

Cash used for investing activities
Purchases of property and equipment	(306)	(436)
Proceeds from property sales	12	3

Net cash used for investing activities	(294)	(433)

Cash used for financing activities
Reduction in trade creditor payment plan	(576)	(633)
Proceeds from wholesale financing/bank line of credit	59,180	47,035
Repayment of wholesale financing/bank line of credit	(59,673)	(49,606)
Repayment of other short-term debt	(369)	(463)
Proceeds from other long-term debt	—	552
Repayment of other long-term debt	(527)	(493)
Issuance of common stock	4	—
Increase (decrease) in checks issued not yet presented	(15)	554

Net cash used for financing activities	(1,976)	(3,054)

Net cash increase for period	538	307
Cash balance, beginning of period	173	218

Cash balance, end of period	$711	$525

See notes to unaudited condensed consolidated financial statements

FEATHERLITE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Featherlite, Inc. (“Company”) have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month periods ended March 31, 2004 and 2003. The results of interim periods may not be indicative of results to be expected for the year. For further information refer to the consolidated financial statements and notes to consolidated financial statements included in the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

The unaudited condensed consolidated statements include the accounts of Featherlite, Inc., Featherlite Aviation Company, its wholly owned subsidiary, and Featherlite Chemicals Holdings, LLC (FCC), a 51 percent owned subsidiary.

The Company’s critical accounting policies are discussed elsewhere in this report.

Reclassifications: Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no affect on net income or stockholders’ equity as previously reported.

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Aircraft held for resale	$2,670	$2,760
Deposits	649	649
Leased promotional trailers	575	578
Advertising and promotion	347	238
Other	61	166

Total	$4,302	$4,391

There were no aircraft purchases or sales during the three-month periods ended March 31, 2004 and 2003. The aircraft is recorded at estimated net realizable value.

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: Wholesale financing and other notes payable includes unpaid balances of $21.7 million and $22.1 million at March 31, 2004 and December 31, 2003, respectively, on the motorcoach wholesale financing agreements with GE Commercial Distribution Finance Company (GE) and Regions Bank

(Regions) and $.6 million and $.9 million at March 31, 2004 and December 31, 2003, respectively, with an insurance premium finance company. The motorcoach wholesale financing agreement with GE provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. Subject to the next sentence amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. On March 17, 2004, GE notified the Company that the terms of the agreement will be modified as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach acquired after August 31, 2003 when it has been financed more than 360 days and all financing on any coach will be due in full on day 720; (ii) no curtailments will be required on used units that are in the used borrowing base as of August 31, 2003 except that all financing is due in full on any coach held 720 days, and (iii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and no curtailments will be due until day 361 thereafter when a 1.5% per month curtailment will begin until day 720 when any financing on the coach will be due in full. As of April 30, 2004, the Company had borrowings of $1.1 million which would have been due if such date was the effective date of this change (which is the date the amendment to the agreement is executed). Amounts becoming due on the effective date of this change are expected to be provided by availability on the Company’s existing lines of credit. Borrowings bear interest of 4.25%, which is prime plus 0.25% when prime is less than 6.25%, otherwise prime, and are secured by the financed motorcoaches and other assets of the Company. The agreement requires certain covenants, which are summarized in the table on the following page. On March 17, 2004, GE also notified the Company it would amend the agreement to reduce the current ratio requirement from 1.20:1 to 1.15:1, and eliminate the three month positive net income covenant for 2004. The Company was in compliance with the covenants of this agreement at March 31, 2004. This agreement is subject to cancellation by GE at any time. The Company must pay a fee of up to 1% of the aggregate outstanding borrowings under the Agreement if it cancels the Agreement before June 30, 2004.

In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank to provide up to $3.0 million of wholesale financing for 100 percent of the cost of new motorcoaches purchased by the Company from Foretravel, Inc. for resale. There are borrowings of $1.8 million and $1.5 million on this line at March 31, 2004 and December 31, 2003, respectively, which bear interest on a monthly basis at prime plus 0.5 percent (4.5 percent at March 31, 2004). The agreement requires, among other covenants, a minimum current ratio of 1.2:1 and a leverage ratio of 5:1 or less. The Company was in compliance with these covenants at March 31, 2004.

Line of Credit: On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (Agreement) with U.S. Bank in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and a $2.0 million as a term loan for new equipment purchases. The agreement also provided a special advance of $1.0 million for any 60 day period requested by the Company until December 31, 2004. This Agreement is for a three-year period ending July 31, 2005 with annual interest accruing on outstanding balances at 4.50% which is prime plus 0.50 percent at March 31, 2004. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 ( on May 1, 2004, this monthly payment will be reduced by $43,000) plus interest with the remaining unpaid balance of $3.8 million due on June 30, 2005, which the Company expects will be refinanced for a longer period of time. Repayment of advances on the new equipment term note, which total $1.1 million at March 31 , 2004, are based on a 60 month amortization, with the unpaid balance of $.7 million due on June 30, 2005, which the Company expects will be refinanced for a longer maturity. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of March 31, 2004, net availability on the revolving credit line (excluding the special advance) was approximately $10.7 million with about $6.3 million outstanding. The Agreement, as amended requires the Company to notify the Bank of material adverse changes of $100,000 or more in its operations and financial condition, among other matters, and to comply with the financial covenants summarized in the table that follows. On April 14, 2004, U.S Bank amended the Agreement to: (i) provide the Company with a $1.0 million special advance for any 60 days in 2004; (ii) reduced the principal payment of the real estate term note by approximately $43,000 per month beginning May 1, 2004 during the remaining term of the note, which is a $516,000 reduction on an annual basis; (iii) amended the following financial covenants: reduced the quarterly fixed charge coverage ratio from 1.05 to 1.0 and reduce the annual EBITDA (earnings before income taxes, depreciation and amortization) requirement from $9.0 million to $6.5 million in 2004 and (iv) amended the agreement to quantify certain subjective notice requirements.

Although the Company was not in compliance with all of the restrictive financial covenants in the financing agreements with U.S. Bank and GE at December 31, 2003, both lenders waived events of default with respect to these violations at December 31, 2003 and have amended various of the financial covenants to reduce or eliminate their requirements for compliance in 2004.

The Company’s new 2004 debt covenants, as previously discussed, and actual financial results as of and during the three month period ended March 31, 2004 are as follows:

Financial Covenant	Lender	March 31, 2004 Actual	2004 Covenant
Minimum Tangible Net Worth (000’s)	GE	$19,805	$15,000
Maximum Leverage	GE& Regions	3.27 : 1	5.00 : 1
Minimum Current Tangible Ratio	GE	1:21 : 1	1.15 : 1
Minimum Current Ratio	Regions	1.40 : 1	1.20 : 1
Minimum Consolidated Fixed Charge Ratio	U.S. Bank	1.88 : 1	1.00 : 1
Maximum Total Liabilities to Tangible Net Worth Ratio	U.S. Bank	3.34 : 1	4.25 : 1
Minimum Annual EBITDA (in 000’s)	U.S. Bank	$3,117	$6,500
Maximum Annual Capital Expenditures	U.S. Bank	$306	$2,000

The Company was in compliance with all the above covenants for the quarter ended March 31, 2004.

Note 4: Commitments and Contingencies

Trade Creditor Repayment Plan

In the first three months of 2004, the Company has made quarterly payments totaling $576,000 according to the trade creditor repayment plan (the “Plan”) schedule worked out with its trade creditors in November 2001. The Company intends to make additional quarterly payments totaling $1.5 million in 2004, which will complete its repayment obligations under the Plan. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, some vendors may require prepayments at the time of order or payment on delivery of the materials. A substantial number of vendors have extended the Company more normal credit terms again as they receive payments under the Plan.

Inventory Repurchase Agreements

Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $11.1 million at March 31, 2004. During the three months ended March 31, 2004, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as described further below under litigation.

Self Insurance

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At March 31, 2004, $1.6 million and $.4 million, respectively, was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.8 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

Litigation

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Except as described below, the ultimate outcome of such claims cannot be ascertained or reasonably estimated at this time. However, it is the opinion of management, after consulting with counsel handling such matters, it is unlikely that the resolution of such suits will have a material adverse effect on the financial position of the Company or its operating results for any particular period. During the quarter ended June 30, 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. In 2003, the Company accrued a liability of $354,000 and charged cost of sales for this verdict pending the resale of the repurchased motorcoach. The Company is appealing this verdict.

Other Commitments

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the three month periods ended March 31, 2004 and March 31, 2003 were $315,000 and $315,000, respectively. Annual rental payments under these operating leases are estimated to be $1.3 million as of March 31, 2004.

The Company has obtained fixed price commitments from certain suppliers for about 90 percent of its expected aluminum requirements in 2004 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year. The Company has not requested any such deferrals and has not been required to pay any carrying charges in the three month periods ended March 31, 2004 and 2003.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities pursuant to a policy described in the summary of critical accounting policies described later in this report. Following is a summary of the changes in these liabilities during the three month periods ended March 31, 2004 and 2003(in thousands):

	2004	2003
Balance, beginning of period	$1,225	$1,431
Provision for units sold during the period	$416	$531
Claims paid during the period	(460)	(470)

Balance, end of period	$1,181	$1,492

Note 5: Shareholders’ Equity

The components of shareholders’ equity are detailed as follows (in thousands):

	March 31, 2004	Dec. 31, 2003
Common stock - without par value;
Authorized- 40 million shares;
Issued- 7,198 shares at Mar. 31, 2004 and
7,196 shares at Dec. 31, 2003	$18,217	$18,214
Additional paid-in capital	4,170	4,170
Accumulated deficit	(855)	(2,092)

Total Shareholders’ equity	$21,532	$20,292

In January 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note. In 2003, the holder of the note exercised the option to convert the note and accrued interest into common stock. This investor also holds a warrant to purchase 150,000 shares of the Company’s common stock that may be exercised at any time before January 31, 2007 at a price of $2.00 per share.

Note 6: Stock Option Plan

In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors with available shares to purchase in the total amount of 806,900 shares at March 31, 2004 and 808,900 at December 31, 2003. These options were granted at prices ranging from $1.11-$6.394 per share, and are exercisable at varying dates not to exceed 10 years from the date of grant. No options were granted during the quarter ended March 31, 2004 and options totaling 2,000 shares were exercised at a price of $1.81 per share with $3,600 of proceeds received by the Company.

Note 7: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three month and nine month periods ended March 31, 2004 and 2003 (in thousands, except per share data):

	2004	2003
Net income (loss)	$1,235	$(677)
Weighted average number of basic shares Outstanding	7,198	6,535
Dilutive effect of
Stock options	301	96
Convertible promissory note and interest	—	661
Warrants	69	27

Weighted average number of diluted shares Outstanding	7,568	7,319

Net income per share – basic	$0.17	$(0.10)
Net income per share – diluted	$0.16	$(0.10)

Stock options for 38,000 shares at March 31, 2004 and 471,400 shares at March 31, 2003 were excluded from the dilutive effect of stock options because the exercise price of the options and warrants was greater than the market value of the stock at those dates.

In 2003, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” under the transition provisions allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Prior to 2003, it accounted for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. The following table illustrates the effect on net income (loss) and net income (loss) per share for the quarters ended March 31, 2004 and 2003, as if the Company had applied SFAS No. 123 in those periods:

	2004	2003
Net income (loss) (000’s) As reported	$1,235	$(677)
Stock based compensation expense included in reported net income(loss), net of related tax effects	—	—

Stock-based compensation expense, determined under fair value method of awards, net of related tax effects	(20)	(61)
Pro forma net income (loss)	$1,215	$(738)

Basic net income (loss) per share
As reported	$0.17	$(0.10)
Pro forma	0.17	(0.10)

Diluted net income (loss) per share
As reported	$0.16	$(0.10)
Pro forma	0.16	(0.11)

Note 8: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. “Corporate and other” includes Featherlite Chemicals, LLC, aircraft operations, certain corporate officers’ salaries and other administration costs.

Management evaluates the performance of each segment based on income before income taxes. Management has a policy of not charging interest to the segments on intercompany borrowing balances and retains all interest expense related to the U.S. Bank line of credit in the “Corporate and other” segment.

Information on business segment sales, income before income taxes and assets are as follows for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three months ended March 31,

2004
Net sales to unaffiliated customers	$31,352	$25,039	$25	$56,416
Income (loss) before income taxes *	2,236	629	(905)	1,960
Identifiable assets	31,371	50,218	4,724	86,313

2003
Net sales to unaffiliated customers	$23,728	$17,968	$—	$41,696
Income (loss) before income taxes	(231)	335	(1,035)	(931)
Identifiable assets	27,681	55,574	5,872	89,127

*	Minority interest in subsidiary loss of $30 included in “Corporate and Other” and in “Total.”

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition for the three-month periods (first quarter) ended March 31, 2004 and 2003.

Results of Operations

On a consolidated basis, the Company’s net income for the first quarter ended March 31, 2004 was $1.2 million or $0.16 cents per diluted share, compared with a net loss of $677,000, or $0.10 cents per diluted share in the first quarter of 2003. The improved first quarter results in 2004 were primarily a result of increased gross margin realized from increased unit sales volume and a greater average gross margin per unit sold.

Consolidated net sales for the first quarter of 2004 increased by $14.7 million (35.3 percent) to $56.4 million compared to net sales of $41.7 million for the first quarter of 2003. This increase primarily reflects an increase of 16.9 percent in unit sales as well as a 15.7 percent increase in average net revenue per unit. Sales of specialty trailers and transporters increased by 32.1 percent compared to the first quarter of 2003 as unit sales in 2004 improved over 2003 by 16.3 percent. There were increases in all product categories except utility and commercial trailers and average net revenue per unit improved by 13.6 percent in 2004 compared to 2003. The average net revenue improvements reflect a more favorable mix of products with higher average prices and the full effect of a 3.0 percent price increase in the second quarter of 2003, partially offset by an increase in sales program rebates and discounts in 2004. Motorcoach segment net sales increased by 39.4 percent over the same quarter of 2003 as total unit sales increased by 48.6 percent, with increases of 16.7 percent and 65.2 percent in unit sales of new and used motorcoaches, respectively. The effect of these increases was partially offset by a 6.2 percent decline in average net revenue per unit sold due to the significant increase in the number of lower price used units sold.

Consolidated gross profit margin increased by $3.4 million to almost $8.6 million for the first quarter of 2004 from slightly more than $5.1 million for the same quarter in 2003. This improvement was attributable to increased sales volume in both segments in 2004 compared to 2003. As a percentage of sales, consolidated gross profit margin for the quarter was 15.2 percent in 2004 compared to 12.3 percent in 2003. Trailer margin percentages for the current quarter were 6.7 percentage points higher than the same quarter in 2003, primarily the result of efficiency improvements due to increased volume and product mix, which increased the average gross margin per unit sold. Motorcoach gross profit margin declined by 2.1 percentage points in the first quarter of 2004 compared to 2003. This decrease resulted primarily from lower percentage margins and average gross margins per unit sold being realized on sales of both new and used units.

Consolidated selling and administrative expenses increased by $691,000 in the first quarter of 2004, to $6.2 million, a 12.5 percent increase from $5.5 million in the first quarter of 2003. As a percentage of sales, these expenses decreased to 11.0 percent in 2004 from 13.3 percent in 2003. Trailer segment expenses increased by 15.0 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to higher volume. Motorcoach segment expenses increased by 19 percent in 2004 compared to 2003 mainly due to increases in marketing costs related to higher volume. Corporate and other expenses decreased by $62,000 in 2003 compared to the first quarter of 2003.

Consolidated interest expense decreased by $135,000 in the first quarter of 2004 compared to 2003 as the result of lower average borrowing levels in 2004. Other income, net, decreased by $27,000 in the first quarter of 2004 compared to the same quarter in 2003 due in part to reduced finance and royalty income in 2004.

Minority interest in the Company’s 51 percent owned subsidiary’s earnings was $30,000 in the first quarter of 2004. This amount represents the equity interest of the 49 percent minority owner in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total operating loss of $61,000 for the first quarter of 2004. FCC had no operations in the first quarter of 2003.

Consolidated income before taxes (IBT) increased by $2.9 million in the first quarter of 2004 compared to the same quarter in 2003. This increase reflects an increase in trailer segment IBT of $2.5 million, an increase in motorcoach segment IBT of $300,000 offset by an decrease in corporate and other net expense by $100,000.

An income tax provision rate of approximately 37 percent was used in 2004, primarily reflecting the Federal corporate tax rate. In 2003 a tax benefit of 27 percent was recorded for the quarter to reflect the anticipated benefits from utilization of the current quarter loss during 2003 or to carryback to 2002 for a refund of Federal income tax deposits, net of minimum state tax payments made during the quarter.

Outlook

The Company remains optimistic about the rate of sales growth in 2004. At March 31, 2004, the trailer order backlog was $20.8 million compared to $18.3 million at December 31, 2003 and 14.9 million at March 31, 2003. At March 31, 2004 the motorcoach backlog was $8.6 million compared to $11.5 million at December 31, 2003 and $6.8 million at March 31, 2003. Management expects that sales will continue to improve as the national economic business conditions improve and consumer uncertainty diminishes. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past but there is no assurance they will be successful in generating orders sufficient to maintain sales volume levels experienced in the first quarter of 2004.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company will continue to introduce new models and models with enhanced features in 2004.

Liquidity and Capital Resources

General

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was not in compliance with certain of the restrictive financial covenants in the financing agreements with U.S. Bank National Association (U.S. Bank) and GE Commercial Distribution Finance (GE) as of December 31, 2003, both lenders waived events of default with respect to these violations at December 31, 2003 and have amended various financial covenants to reduce or eliminate their requirements for compliance in 2004. Based on the Company’s business plan for 2004, management believes that the Company is well positioned to meet all the restrictive covenants of it lenders (including those with U.S. Bank and GE as revised). See Note 3 to unaudited condensed financial statements for a detailed discussion of the amended covenants. Management’s belief in the achievability of the 2004 covenants is based upon the Company continuing to experience favorable business conditions (including a substantial backlog compared to last year at March 31), and by the anticipated continued favorable effects of cost controls and manufacturing efficiencies.

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank and with GE. During the three months ended March 31, 2004, the Company’s operating activities provided net cash of $2.8 million, including net income of $1.2 million as compared to $3.8 million of cash flow from operations in the prior year first quarter. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company’s revolving lines of credit. At March 31, 2004, the Company had approximately $4.9 million available to borrow on its credit lines with U.S. Bank and GE compared to $6.7 million at December 31, 2003.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ equity. The Company’s ratio of current assets to current liabilities was 1.40 to 1 at March 31, 2004, compared with a ratio of 1.37 to 1 at December 31, 2003. The ratio of total debt to shareholders’ equity decreased to 1.96 at March 31, 2004 from 2.15 to 1 at December 31, 2003 primarily as a result of the Company’s net income in the first quarter.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. A significant increase in trailer backlog in the fourth quarter 2003 and in the first quarter of 2004 has resulted in the purchase of additional raw materials and a build up of work in process. In March 2004, U.S Bank agreed to provide the Company with advances in excess of credit availability in an aggregate amount of $1.0 million for a maximum of 60 days during 2004 and to reduce monthly principal payments on existing real estate term notes as discussed further below.

To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of March 31, 2004, approximately 56 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 59 percent at December 31, 2003. For the year ended December 31, 2003, total units sold exceeded units produced by 3 units and in the first quarter ended March 31, 2004, units sold exceeded units produced by 2 units. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The Company has scheduled payments for debt principal and interest, trade creditor repayment plan and other fixed obligations that will require cash flows of $3.3 million during the second quarter of 2004. Additional payments may be required for the commitments and contingencies referred to in Note 4 to condensed consolidated financial statements. These payments are expected to be funded by cash generated from operations and available borrowing capacity on its lines of credit and if necessary, utilization of the special advance described above.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 3 to the unaudited condensed consolidated financial statements, is a summary of the Company’s agreements with its principal lenders:

1.	The Company’s Amended and Restated Loan Agreement (Agreement) with U.S. Bank is in an aggregate amount of $24.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment, a $1.0 million special advance and the remaining $2.0 million as a term loan for new equipment purchases. As of March 31, 2004, net availability on the revolving credit line was $10.8 million with about $6.3 million outstanding. The $7.2 million term notes are repayable over 36 months with aggregate monthly principal payments of $120,000 ($77,000 after April 30, 2004) plus interest with the remaining unpaid balance of $3.8 million due on June 30, 2005. Repayment of advances on the $2.0 million new equipment term note ($1.1 million outstanding at March 31, 2004) will be based on a 60-month amortization with the unpaid balance of $ .7 million due on June 30, 2005. The Company expects to undertake discussions with the Bank in the second quarter to extend the maturity date of the existing Agreement and related notes for at least one additional year.

2.	The Company’s Amended Wholesale Financing Agreement (“Agreement”) with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of March 31, 2004, the aggregate availability under this Agreement was $21.2 million with $19.9 million outstanding.

3.	In October, 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, Birmingham, Alabama (Regions), for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, Inc., the manufacturer. As of March 31, 2004, $1.8 million was outstanding on this agreement.

4.	The Company’s motorcoach shell manufacturer provides shells to the Company on a 4-month consignment basis. Payment is required at the time a motorcoach is sold or at the end to the consignment period. At March 31, 2004, the amount due the Company’s shell manufacturer was $5.1 million and there were no shells with an expired consignment term.

The Company was in compliance with all the financial covenants of the above credit agreements at March 31, 2004 and for the quarter then ended.

Certain Other Obligations

As described in Note 4 to the unaudited condensed consolidated financial statements, the Company is subject to a number of commitments and contingencies that may affect our liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the three month period ended March 31, 2004, as reflected in the condensed consolidated statement of cash flow:

Operating activities provided net cash of $2.8 million. The Company’s net income of $1.2 million included non-cash depreciation and amortization of $609,000 and other non-cash items in an aggregate net amount of $55,000. Net reductions in working capital accounts generated net cash of $909,000. Net changes in receivables, inventories and prepaid assets provided cash of $267,000 as inventory reductions of $1.4 million were substantially offset by an increase in receivables of almost the same amount. Total inventory levels decreased $1.4 million as a $2.6 million decrease in new and used trailer and motorcoach inventories was partially offset by increases of $1.2 million in raw materials and work in process inventories (due to order backlog increase). Receivables increased by $1.4 million due to increased sales volume during the quarter. The remaining portion of this change resulted from an increase of $207,000 in leased promotional trailers and a decrease of $447,000 in prepaid expenses, primarily due to insurance premium amortization. Net decreases in accounts payable, customer deposits and other current liabilities provided cash of $642,000. Changes in these liabilities included, among other items: an increase of $1.6 million in accounts payable (due to increased material purchases), which was substantially offset by a $1.4 million decrease in motorcoach shell payables (more shells were paid off than delivered during the quarter); an increase of $1.7 million in accrued liabilities (increase in accrued payroll and related costs and accrued income taxes); and a decrease of $1.2 million in customer deposits as a result of the invoicing of the related trailers and coaches.

The Company’s investing activities used cash of $294,000, net of $12,000 proceeds from property sales. The Company’s capital expenditures for plant and equipment were $306,000. In 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment. Aggregate borrowings against this term note were approximately $1.1 million at March 31, 2004, with about $900,000 available to finance capital expenditures in 2004. No reimbursement requests were made for capital expenditures during the first quarter. During the three months ended March 31, 2004 the Company made an additional $42,500 capital contribution to Featherlite Chemicals, LLC.

The Company’s financing activities used net cash of $2.0 million, including $493,000 of net reductions in line of credit and floorplan borrowings, an $896,000 net reduction in other short and long term debt and $576,000 for Trade Creditor Repayment Plan payments. Proceeds of almost $4,000 were received from the sale of common stock due to the exercise of stock options. Checks issued but not presented for payment increased by $15,000. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

Management believes that continued improvement in the national economy, and the Company’s efforts to increase revenues and improve efficiencies and control costs, will provide sufficient cash flow (along with available borrowing capacity) to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with two major lenders to continue funding in 2004 and beyond, assuming compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements during the three months ended March 31, 2004.

Contractual Obligations

Following is a summary of the Company’s contractual obligations as of December 31, 2003 and at March 31, 2004:

Contractual obligation In 000’s	Total	1 year or less	2-3 Years	4-5 Years	More Than 5 years
Long-term debt (1)	$9,408	$1,878	$7,519	$11	$—
Capitalized lease (1)	4,669	235	530	622	$3,282
Operating leases (2)	4,281	1,138	1,642	885	616
Purchase obligations (3)	19,200	19,200	—	—	—

Total	$37,558	$22,451	$9,691	$1,518	$3,898

(1)	See Note 8 to consolidated financial statements included in the 2003 annual report on Form 10-K.
(2)	See Note 9 to consolidated financial statements included in the 2003 annual report on Form 10-K.
(3)	The Company has contracts with certain suppliers to buy a specified quantity of aluminum in 2004 at agreed upon prices.

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

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin, invoice the customer under normal billing and credit terms and hold the trailer or motorcoach for a short period of time as is customary in the industry, until pick-up or delivery. Products are built to customer specification and no rights of return or exchange privileges are granted except in unusual circumstances. Accordingly, no provision for sales allowances or returns is normally recorded.

Long-lived Assets: Management periodically reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing the review for recoverability, management estimates the non-discounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

Other: The Company has reserves for other loss exposures, such as litigation, taxes, product liability, workers’ compensation, employee medical claims and accounts receivable. Establishing loss reserves for these matters requires use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods, including the use of an independent actuary for workers’ compensation; however, as better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

New Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (FIN 46), revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The effective date of FIN 46 was the end of the first reporting period ending after March 15, 2004. As of March 31, 2004, the Company determined adoption of this interpretation did not have a material impact on the financial position, results of operation or cash flow of the Company.

Forward-looking Information and Risks

We have made, and may continue to make, various written or verbal forward-looking statements with respect to our business, including statements contained in this quarterly report on Form 10-Q, other filings with the Securities and Exchange Commission, and reports to stockholders.

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

2. A large portion of our sales involve discretionary spending by our trailer and motorcoach customers, and may be delayed or cancelled in times of economic uncertainty. In recent years, we have experienced declining revenues as the national economy has weakened and become more uncertain. However, in the first quarter of 2004, sales increased by 35 percent and unfilled order backlog at March 31, 2004 was 36 percent greater than at March 31, 2003. We are optimistic about the rate of sales growth in 2004, but a return to a static or declining growth rate in the overall demand for our products may harm our future sales and hinder our ability to improve our liquidity.

3. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. To the extent we are unable to improve or maintain our profit margins, our liquidity may be harmed.

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

5. During 2002, the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). (These agreements are discussed more fully in Note 3 to the accompanying unaudited condensed consolidated financial statements. Each of these agreements contains affirmative and restrictive covenants. The Company would not have been in compliance with certain of these covenants as of December 31, 2003 if the Company had not obtained waivers of these defaults as of December 31, 2003. As disclosed and discussed further in Note 3 in the accompanying unaudited condensed consolidated financial statements, both lenders have amended their credit agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond. The Company cannot provide assurance that it will maintain compliance with these covenants in the future. Although management believes it will be able to achieve such covenants in 2004, violations could occur allowing the lenders the option to accelerate payment of the debt.

6. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. After July 31, 2003, however, the agreement provided for a reduction in these advance rates. GE had not required the Company to be subject to the reduced advance rates while discussions regarding modification of the agreement continued. On March 17, 2004, GE advised the Company that the terms of the existing agreement will be modified as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach acquired after August 31, 2003 when it has been financed more than 360 days and all financing will be due in full on any coach held 720 days; (ii) no curtailments will be required on used units that are in the used borrowing base as of August 31, 2003, except that all financing is due in full on any coach held 720 days and (iii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and no curtailments will be due until day 361 when a 1.5% per month curtailment will begin and all financing will be due in full on any coach held 720 days. As of April 30, 2004, the Company has borrowings of $1.1 million which will be due on the effective date of this change if not already paid due to sale of the motorcoach. Future aggregate availability under this agreement could be reduced if the Company is unable to sell certain new or used coaches before financing rates are reduced or eliminated. Either event may require the Company to obtain additional financing from other sources. There can be no assurance such financing will be available.

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

11. As discussed in Note 5 to the December 31, 2003 consolidated financial statements included in its annual report on Form 10-K, the Company discontinued use of its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others and held on consignment by the Company. The anticipated use of this facility has since been expanded to include the sale of Featherlite trailers, RV travel trailers and service facilities. Implementation of this plan was delayed until the third quarter of 2003 and an additional accrual was made for the estimated lease and other costs to be incurred until this facility can be profitable. This facility reopened in October 2003 and the remaining balance in the accrual account was written off to operations to offset startup costs of approximately $154,000. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2004, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the design and operation of Company’s “disclosure controls and procedures” pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exhange Act) as of the end of the period covered by this report, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. See Exhibit Index on page following signatures.

(b) Reports on Form 8-K. A report on Form 8-K dated March 3, 2004 was furnished pursuant to Item 12 and related to the issuance of a press release announcing the results for the Company’s fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC.
(Registrant)

Date: May 14, 2004	/S/ CONRAD D. CLEMENT
Conrad D. Clement
President & CEO

Date: May 14, 2004	/S/ JEFFERY A. MASON
Jeffery A. Mason
Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended March 31, 2004

Exhibit No.	Description
10.1	Third amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated April 14, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.