Form 10-Q
period 2004-06-30
FEATHERLITE INC
filed 2004-08-13
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

7,238,561 shares as of August 10, 2004

FEATHERLITE, INC.

INDEX

Form 10-Q

Quarter ended June 30, 2004

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2004	December 31, 2003
ASSETS

Current assets
Cash	$913	$173
Receivables	7,416	6,033
Refundable income taxes	235	783
Inventories
Raw materials	6,841	6,176
Work in process	12,481	13,116
Finished trailers/motorcoaches	17,513	18,199
Used trailers/motorcoaches	16,740	18,147

Total inventories	53,575	55,638
Leased promotional trailers	1,618	1,501
Prepaid expenses	1,164	1,850

Total current assets	64,921	65,978

Property and equipment, net	16,109	16,231
Other assets	4,309	4,391

	$85,339	$86,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Wholesale financing and other notes payable	$19,053	$23,034
Current maturities of long-term debt	1,606	2,113
Checks issued, not yet presented	1,934	2,076
Motorcoach shell costs payable	6,595	6,519
Accounts payable	4,400	3,088
Trade creditor repayment plan	929	2,064
Accrued liabilities	9,648	6,323
Customer deposits	1,132	2,613

Total current liabilities	45,297	47,830
Bank line of credit	5,382	6,454
Long-term debt, net of current maturities	11,504	11,964
Other long term liabilities	53	60
Commitments and contingencies (Note 4)
Shareholders’ equity (Note 5)	23,103	20,292

	$85,339	$86,600

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$58,151	$47,354	$114,567	$89,050
Cost of sales	49,089	40,842	96,923	77,401

Gross profit	9,062	6,512	17,644	11,649
Selling and administrative expenses	6,243	4,653	12,464	10,182

Income from operations	2,819	1,859	5,180	1,467
Other income (expense)
Interest	(580)	(618)	(1,129)	(1,303)
Other, net	128	131	246	277

Total other expense	(452)	(487)	(883)	(1,026)

Income before income taxes	2,367	1,372	4,297	441
Minority interest in subsidiary loss	20	52	51	52
Provision for income taxes	(884)	(526)	(1,609)	(271)

Net income	$1,503	$898	$2,739	$222

Net income per share –
Basic	$0.21	$0.14	$0.38	$0.03

Diluted	$0.20	$0.12	$0.36	$0.03

Average common shares outstanding-
Basic	7,209	6,535	7,203	6,535

Diluted	7,684	7,219	7,625	7,268

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash provided by operating activities
Net income	$2,739	$222
Depreciation & amortization	1,136	1,249
Other non cash adjustments, net	126	68
Decrease in refundable income taxes	548	1,015
Changes in working capital items, net	4,356	4,944

Net cash provided by operating activities	8,905	7,498

Cash used for investing activities
Purchases of property and equipment	(925)	(519)
Proceeds from property sales	28	32

Net cash used for investing activities	(897)	(487)

Cash used for financing activities
Reduction in trade creditor payment plan	(1,135)	(1,229)
Proceeds from wholesale financing/bank line of credit	115,189	95,920
Repayment of wholesale financing/bank line of credit	(119,532)	(101,629)
Repayment of other short-term debt	(709)	(838)
Proceeds from other long-term debt	—	550
Repayment of other long-term debt	(967)	(1,009)
Issuance of common stock upon exercise of options	28	—
Increase (decrease) in checks issued not yet presented	(142)	1,153

Net cash used for financing activities	(7,268)	(7,082)

Net cash increase (decrease) for period	740	(71)
Cash balance, beginning of period	173	218

Cash balance, end of period	$913	$147

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

The preparation of financial statements requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. The Company’s significant accounting policies with respect to these estimates are discussed more fully in its Annual Report on Form 10-K for the year ended December 31, 2003. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month and six month periods ended June 30, 2004 and 2003. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 are as follows:

	2004	2003
Aircraft held for resale	$2,723	$2,760
Deposits	649	649
Leased promotional trailers	581	578
Advertising and promotion	230	238
Other	126	166

Total	$4,309	$4,391

There were no aircraft purchases or sales during the three-month and six month periods ended June 30, 2004 and 2003. The aircraft is recorded at estimated net realizable value.

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: Wholesale financing and other notes payable includes unpaid balances of $18.8 million and $22.1 million at June 30, 2004 and December 31, 2003, respectively, on the motorcoach wholesale financing agreements with GE Commercial Distribution Finance Company (GE) and Regions Bank (Regions), and $0.2 million and $0.9 million at June 30, 2004 and December 31, 2003, respectively, with an insurance premium finance company. The motorcoach wholesale financing agreement with GE provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. Subject to the next sentence, amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. On March 17, 2004, GE notified the Company that the terms of the agreement will be modified as follows: (i) there will be a 1.5% per month reduction of amounts available on used coaches acquired after August 31, 2003 once they have been held more than 360 days; (ii) after 360 days new coaches will be treated as used coaches, with an advance rate of 70 percent versus 90 percent and 1.5% monthly curtailments thereafter; and (iii) advance rates will be eliminated in full on each coach (new or used) held more than 720 days. GE has not required the Company to be subject to these reduced advance rates, and has not provided a date for their future application. As of July 16, 2004, however, the Company had borrowings of $1.2 million which would have been due if such date was the effective date of this change. Reduced borrowing capacity resulting from these changes is expected to be covered by availability on the Company’s other existing lines of credit. Borrowings bear interest of 4.50%, which is prime plus 0.25% when prime is less than 6.25%, otherwise prime, and are secured by the financed motorcoaches and other assets of the Company. The agreement contains certain financial covenants, which are summarized in the table on the following page. The Company was in compliance with the covenants of this agreement at June 30, 2004. This agreement is subject to cancellation by GE at any time.

In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank to provide up to $3.0 million of wholesale financing for 100 percent of the cost of new motorcoaches purchased by the Company for resale from Foretravel, Inc. There were borrowings of $1.5 million on this line at June 30, 2004 and December 31, 2003, respectively, which bear interest on a monthly basis at prime plus 0.5 percent (4.75 percent at June 30, 2004). The agreement requires certain covenants, which are summarized in the table on the following page. The Company was in compliance with these covenants at June 30, 2004.

Line of Credit: On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (Agreement) with U.S. Bank in an aggregate amount of $23.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and $2.0 million as a term loan for new equipment purchases. On April 14, 2004, U.S. Bank amended the Agreement to: (i) provide the Company with a $1.0 million special advance for any 60 days in 2004 (none has been used in 2004); (ii) reduce the principal payment of the real estate term note by approximately $43,000 per month beginning May 1, 2004 during the remaining term of the note, which is a $516,000 reduction on an annualized basis; and (iii) amend certain financial and other covenants. On June 30, 2004, this Agreement was further amended to extend its original three-year period ending July 31, 2005 until April 1, 2006. It has interest accruing monthly on outstanding balances at an annual rate of prime plus 0.50%, which is 4.75% at June 30, 2004.

Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of June 30, 2004, net availability on the revolving credit line (excluding the special advance available in 2004) was approximately $11.1 million with approximately $5.4 million outstanding. The $7.2 million term notes are repayable over 44 months (extended from 36 months on June 30, 2004) with aggregate monthly principal payments of $34,000 plus interest with the remaining unpaid balance of $3.0 million due on April 1, 2006, which the Company expects will be refinanced for a longer period of time. Repayment of advances on the new equipment term note, which total $1.1 million at June 30, 2004, are based on a 60-month amortization, with the unpaid balance of $.5 million due on April 1, 2006, which the Company expects will be refinanced for a longer maturity.

The Agreement, as amended, requires the Company to comply with the financial covenants summarized in the table that follows. Although the Company was not in compliance with all of the restrictive financial covenants in the financing agreements with U.S. Bank and GE at December 31, 2003, both lenders waived events of default with respect to these violations at December 31, 2003 and have amended various of the financial covenants to reduce or eliminate their requirements for compliance in 2004.

The Company’s amended 2004 debt covenants, as previously discussed, and actual financial results as of and during the six month period ended June 30, 2004 are as follows:

Financial Covenant	Lender	June 30, 2004 Actual	2004 Covenant
Minimum Tangible Net Worth (000’s)	GE	$20,237	$15,000
Maximum Leverage	GE& Regions	3.08 : 1	5.00 : 1
Minimum Current Tangible Ratio	GE	1:26 : 1	1.15 : 1
Minimum Current Ratio	Regions	1.43 : 1	1.20 : 1
Minimum Consolidated Fixed Charge Ratio	U.S. Bank	1.78 : 1	1.00 : 1
Maximum Total Liabilities to Tangible Net Worth Ratio	U.S. Bank	2.91 : 1	4.25 : 1
Minimum Annual EBITDA (in 000’s)	U.S. Bank	$6,613	$6,500
Maximum Annual Capital Expenditures	U.S. Bank	$925	$2,000

The Company was in compliance with all the above covenants for the quarter ended June 30, 2004.

Note 4: Commitments and Contingencies

Trade Creditor Repayment Plan

During the six months ended June 30, 2004, the Company has made quarterly payments totaling $1.1 million according to the trade creditor repayment plan (the “Plan”) worked out with its trade creditors in November 2001. The Company intends to make additional quarterly payments totaling $0.9 million in 2004, which will complete its repayment obligations under the Plan. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, some vendors may require prepayments at the time of order. A substantial number of vendors have extended the Company more normal credit terms again as they received payments under the Plan.

Inventory Repurchase Agreements

Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $11.7 million at June 30, 2004. During the six months ended June 30, 2004, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as described further below under litigation.

Self Insurance

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $125,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At June 30, 2004, $1.6 million and $0.3 million, respectively, was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.9 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

Litigation

In the second quarter of 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. In 2003, the Company accrued a liability of $354,000 and charged cost of sales for this verdict pending the resale of the repurchased motorcoach. During the quarter ending June 30, 2004, the Company paid off this accrued liability and related interest and dropped its appeal of this decision

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Except as described above, the ultimate outcome of such claims cannot be ascertained or reasonably estimated at this time. However, it is the opinion of management, after consulting with counsel handling such matters, it is unlikely that the resolution of such suits will have a material adverse effect on the financial position of the Company or its operating results for any particular period..

Other Commitments

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the six month periods ended June 30, 2004 and 2003 was $640,000 and $662,000, respectively. Annual rental payments under these operating leases are estimated to be $1.3 million as of June 30, 2004.

The Company has obtained fixed price commitments from certain suppliers for about 90 percent of its expected aluminum requirements in 2004 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year. The Company has not requested any such deferrals and has not been required to pay any carrying charges in the three or six month periods ended June 30, 2004 and 2003.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities pursuant to a policy described in the summary of critical accounting policies described more fully in its Annual Report on Form 10-K for the year ended December 31, 2003. Following is a summary of the changes in these liabilities during the three month and six month periods ended June 30, 2004 and 2003(in thousands):

	Three Mos.		Six Mos.
	2004	2003	2004	2003
Balance, beginning of period	$1,181	$1,492	$1,225	$1,431
Provision for units sold during the period	440	423	954	866
Claims paid during the period	(355)	(354)	(815)	(824)

Balance, end of period	$1,266	$1,561	$1,266	$1,561

Note 5: Shareholders’ Equity

The components of shareholders’ equity are detailed as follows (in thousands):

	June 30, 2004	Dec. 31, 2003
Common stock - without par value;
Authorized- 40 million shares;
Issued- 7,209 shares at June 30, 2004 and
7,196 shares at Dec. 31, 2003	$18,242	$18,214
Additional paid-in capital	4,213	4,170
Accumulated earnings (deficit)	648	(2,092)

Total Shareholders’ equity	$23,103	$20,292

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

During the six month period ended June 30, 2004, 12,238 common shares were issued upon exercise of options and proceeds of $28,000 were received by the Company. As discussed below, options for 12,000 shares with an estimated value of $43,000 were issued in the second quarter and charged to selling and administrative expense and additional paid-in capital.

Note 6: Stock Option Plans

1994 Stock Option Plan: In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors. At June 30, 2004 and December 31, 2003, respectively, 782,572 and 808,900 options were outstanding under this plan. These options were granted at prices ranging from $1.11-$6.39 per share, and are exercisable at various dates not to exceed 10 years from the date of grant. Options totaling 12,328 shares were exercised at an average price of $2.30 per share with $28,000 of proceeds received by the Company, and options totaling 14,000 shares with an average price of $4.85 were forfeited during the six months ended June 30, 2004. No more options will be issued under this plan which expires on July 31, 2004. However, previously issued options may still be exercised.

2004 Equity Incentive Plan: The shareholders approved this plan at the annual meeting on June 4, 2004 to replace the 1994 Stock Option Plan, which expires on July 31, 2004. This plan provides for the issuance of options for up to 600,000 shares of Company common stock. On June 4, 2004, fully vested options were issued to directors upon their election to purchase an aggregate of 12,000 shares of Company stock at $4.58 per share with a fair value of $43,000 as determined by the Black-Scholes option pricing model and were charged to selling and administrative expense during the second quarter of 2004.

Note 7: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three month and six month periods ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three months		Six months
	2004	2003	2004	2003
Net income	$1,503	$898	$2,739	$222
Weighted average number of basic shares Outstanding	7,209	6,535	7,203	6,535
Dilutive effect of
Stock options	390	24	345	59
Convertible promissory note and interest	—	660	—	660
Warrants	85	—	77	14

Weighted average number of diluted shares Outstanding	7,684	7,219	7,625	7,268

Net income per share – basic	$0.21	$0.14	$0.38	$0.03
Net income per share – diluted	$0.20	$0.12	$0.36	$0.03

Stock options for 17,000 shares at June 30, 2004 and 665,400 shares at June 30, 2003 were excluded from the dilutive effect of stock options because the exercise price of the options and warrants was greater than the market value of the stock at those dates.

In 2003, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” under the transition provisions allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Prior to 2003, it accounted for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. The following table illustrates the effect on net income and net income per share for the three month and six month periods ended June 30, 2004 and 2003, as if the Company had applied SFAS No. 123 in those periods:

	Three months		Six months
	2004	2003	2004	2003
Net income (000’s) As reported	$1,503	$898	$2,739	$222
Stock based compensation expense included in reported net income, net of related tax effects	43	—	43	—

Stock-based compensation expense, determined under fair value method of all awards, net of related tax effects	(43)	—	(63)	(61)

Pro forma net income	$1,503	$898	$2,719	$161

Basic net income per share
As reported	$0.21	$0.14	$0.38	$0.03
Pro forma	0.21	0.14	0.38	0.02

Diluted net income (loss) per share
As reported	$0.20	$0.12	$0.36	$0.03
Pro forma	0.20	0.12	0.36	0.02

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

Information on business segment net sales, income before income taxes and identifiable assets are as follows for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three months ended June 30,

2004
Net sales to unaffiliated customers	$32,965	$25,180	$6	$58,151
Income (loss) before income taxes *	3,038	663	(1,314)	2,387
Identifiable assets	32,857	47,796	4,686	85,339

2003
Net sales to unaffiliated customers	$26,525	$20,818	$11	$47,354
Income (loss) before income taxes *	1,884	122	(582)	1,424
Identifiable assets	28,097	53,684	5,510	87,291

	Trailers	Motorcoaches	Corporate and other	Total
Six months ended June 30,

2004
Net sales to unaffiliated customers	$64,317	$50,219	$31	$114,567
Income (loss) before income taxes *	5,274	1,292	(2,218)	4,348
Identifiable assets	32,857	47,796	4,686	85,339

2003
Net sales to unaffiliated customers	$50,253	$38,786	$11	$89,050
Income (loss) before income taxes *	1,652	457	(1,616)	493
Identifiable assets	28,097	53,684	5,510	87,291

*	Minority interest in subsidiary loss of $20 and $50 included in “Corporate and Other” and in “Total” for the three months and six months ended June 30, 2004 and $52 included in “Corporate and Other” and in “Total” for the three months and six months ended June 30, 2003.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition for the three-month (second quarter) and six-month periods ended June 30, 2004 and 2003.

Results of Operations

Three-month period ended June 30, 2004 and 2003 (second quarter)

On a consolidated basis, the Company’s net income for the second quarter ended June 30, 2004 was $1.5 million or $0.20 cents per diluted share, compared with net income of $898,000, or $0.12 cents per diluted share for the second quarter of 2003. The improved second quarter results in 2004 were primarily a result of higher gross profit realized from increased unit sales volume and a greater average gross margin per unit sold due to changes in product mix and improved efficiencies resulting from the further implementation of lean manufacturing processes.

Consolidated net sales for the second quarter of 2004 increased by $10.8 million (22.8 percent) to $58.2 million compared to net sales of $47.4 million for the second quarter of 2003. This increase primarily reflects an increase of 20.6 percent in unit sales as well as a 1.9 percent increase in average net revenue per unit. For the trailer segment, sales of specialty trailers and transporters increased by 24.3 percent compared to the second quarter of 2003 as unit sales in 2004 improved over 2003 by 20.4 percent. There were increases in all product categories except utility and specialty transporters and average net revenue per unit improved by 3.2 percent in 2004 compared to 2003. The average net revenue improvements reflect a more favorable mix of products with higher average prices and the full effect of a 3.0 percent price increase in the second quarter of 2003, partially offset by an increase in sales program rebates and discounts in 2004. Motorcoach segment net sales increased by 20.9 percent over the same quarter of 2003 as total unit sales increased by 27.8 percent, with increases of 21.4 percent and 31.8 percent in unit sales of new and used motorcoaches, respectively. The effect of these increases was partially offset by a 5.3 percent decline in average net revenue per unit sold due to the significant increase in the number of lower priced used units sold.

Consolidated gross profit margin increased by $2.5 million to almost $9.1 million for the second quarter of 2004 from slightly more than $6.5 million for the same quarter in 2003. This improvement was attributable to increased sales volume in both segments in 2004 compared to 2003. As a percentage of sales, consolidated gross profit margin for the quarter was 15.6 percent in 2004 compared to 13.7 percent in 2003. Trailer margin percentages for the current quarter were 1.2 percentage points higher than the same quarter in 2003, primarily the result of manufacturing efficiency improvements and increased volume and changes in product mix, which increased the average gross margin per unit sold. Motorcoach gross profit margin increased by 2.7 percentage points in the second quarter of 2004 compared to 2003. This increase resulted primarily from improved percentage margins realized on sales of used coaches as well as reduced labor and overhead costs, including the non-recurrence in 2004 of a loss settlement accrual of $300,000 in the second quarter of 2003.

Consolidated selling and administrative expenses increased by almost $1.6 million in the second quarter of 2004, to $6.2 million, a 32.2 percent increase, from $4.6 million in the second quarter of 2003. As a percentage of sales, these expenses increased to 10.7 percent in 2004 from 9.8 percent in 2003. Trailer segment expenses increased by 13.7 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to higher volume. Motorcoach segment expenses increased by 32 percent in 2004 compared to 2003 mainly due to increases in marketing costs related to higher volume. Corporate and other expenses increased by $764,000 in 2004 compared to the second quarter of 2003, primarily reflecting increased executive management bonus accruals of $510,000 based on the pro rata achievement of performance goals defined by the Compensation Committee and the non-recurrence in 2004 of a favorable litigation settlement in the amount of $130,000 and a $70,000 restructuring credit realized in the second quarter of 2003.

Consolidated interest expense decreased by $38,000 in the second quarter of 2004 compared to 2003 as the result of lower average borrowing levels in 2004. Other income, net, decreased by $3,000 in the second quarter of 2004 compared to the same quarter in 2003.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $20,000 in the second quarter of 2004. This amount represents the equity interest of the 49 percent minority owner in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total operating loss of $41,000 for the second quarter of 2004.

Consolidated income before taxes (IBT) increased by approximately $1.0 million in the second quarter of 2004 to $2.4 million compared to $1.4 million the same quarter in 2003. This increase reflects an increase in trailer segment IBT of $1.1 million, an increase in motorcoach segment IBT of $653,000 offset by a increase in corporate and other net expense by $871,000.

An income tax provision rate of approximately 37 percent was used in 2004 and 2003, primarily reflecting the federal corporate tax rate.

Six month periods ended June 30, 2004 and 2003 (six months)

On a consolidated basis, the Company’s net income for the six months ended June 30, 2004 was $2.7 million or $0.36 cents per diluted share, compared with net income of $222,000, or $0.03 cents per diluted share in the same period of 2003. The improved six month period results in 2004 were primarily a result of gross profit realized from increased unit sales volume and a greater average gross margin per unit sold due to changes in product mix and increased manufacturing efficiencies.

Consolidated net sales for the six months of 2004 increased by $25.5 million (28.7 percent) to $114.6 million compared to net sales of $89.1 million for the same six months of 2003. This increase primarily reflects an increase of 18.9 percent in unit sales as well as an 8.2 percent increase in average net revenue per unit. For the trailer segment, sales of specialty trailers and transporters increased by 28.0 percent compared to the same period of 2003 as unit sales in 2004 improved over 2003 by 18.6 percent. There were increases in all product categories except utility trailers, and average net revenue per unit improved by 7.9 percent in 2004 compared to 2003. The average net revenue improvements reflect a more favorable mix of products with higher average prices and the full effect of a 3.0 percent price increase in the second quarter of 2003, partially offset by an increase in sales program rebates and discounts in 2004. Motorcoach segment net sales increased by 29.5 percent over the same six months of 2003 as total unit sales increased by 38.0 percent, with increases of 19.2 percent and 48.9 percent in unit sales of new and used motorcoaches, respectively. The effect of these increases was partially offset by a 6.2 percent decline in average net revenue per unit sold due to the significant increase in the number of lower price used units sold.

Consolidated gross profit margin increased by $6.0 million to over $17.6 million for the six months of 2004 from $11.6 million for the same period in 2003. This improvement was attributable to increased sales volume in both segments in 2004 compared to 2003. As a percentage of sales, consolidated gross profit margin for the six months of 2004 was 15.4 percent in 2004 compared to 13.1 percent in 2003. Trailer margin percentages for the current six months were 3.9 percentage points higher than the same six months in 2003, primarily the result of manufacturing efficiency improvements due to increased volume, changes in product mix and the further implementation of lean manufacturing processes, which increased the average gross margin per unit sold. Motorcoach gross profit margin increased by 0.4 percentage points in the six months of 2004 compared to 2003. This increase resulted primarily from improved percentage margins realized on sales of used coaches as well as reduced labor and overhead costs, including the non-recurrence in 2004 of a loss settlement accrual of $300,000 in the second quarter of 2003.

Consolidated selling and administrative expenses increased by $2.3 million in the six months of 2004, to $12.5 million, a 22.4 percent increase, from $10.2 million in the six months of 2003. As a percentage of sales, these expenses decreased to 10.9 percent in 2004 from 11.4 percent in 2003. Trailer segment expenses increased by 14.4 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to higher volume. Motorcoach segment expenses increased by 25 percent in 2004 compared to 2003 mainly due to increases in marketing costs related to higher volume. Corporate and other expenses increased by $667,000 in 2004 compared to the six months of 2003, primarily reflecting increased executive management bonus accruals of $720,000 based on the pro rata achievement of performance goals defined by the Compensation Committee, the non-recurrence of a favorable litigation settlement in the amount of $130,000 and a non-recurring $70,000 restructuring credit realized in the second quarter of 2003.

Consolidated interest expense decreased by $174,000 in the six months of 2004 compared to 2003 as the result of lower average borrowing levels in 2004.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $51,000 in the six months of 2004 compared to 52,000 in 2003. This amount represents the equity interest of the 49 percent minority owner in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total operating loss of $103,000 for the six months of 2004 compared to $106,000 for the same period of 2003.

Consolidated income before taxes (IBT) increased by almost $3.9 million in the six months of 2004 to $4.3 million compared to $0.4 million the same period in 2003. This increase reflects an increase in trailer segment IBT of $3.6 million, an increase in motorcoach segment IBT of $889,000 offset by an increase in corporate and other net expense by $667,000.

An income tax provision rate of approximately 37 percent was used in 2004 primarily reflecting the federal corporate tax rate. A provision rate of 55 percent was provided in 2003 reflecting the exclusion of certain expenses that are not deductible for income purposes.

Outlook

The Company remains optimistic about the rate of sales growth in 2004. At June 30, 2004, the trailer order backlog was $21.6 million compared to $18.3 million at December 31, 2003 and $12.6 million at June 30, 2003. At June 30, 2004, the motorcoach backlog was $5.6 million compared to $11.5 million at December 31, 2003 and $7.2 million at June 30, 2003. Management expects that sales will continue to be strong as the national economic business conditions improve and consumer uncertainty diminishes. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to maintain sales volume levels experienced in the six months of 2004.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes equestrian events, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company will continue to introduce new models and models with enhanced features.

As discussed in Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2003, a deferred tax asset valuation allowance equal to the deferred tax asset of $0.8 million was recorded at December 31, 2003 because the Company was uncertain that future taxable income will be sufficient to realize the asset within a reasonable period of time. Because of the improvement in the Company’s operating results in 2004 and its optimistic outlook for the future, it is more likely than not that this entire allowance will be eliminated in the third quarter of 2004 by a reduction of the provision for income taxes for the quarter.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank and with GE. During the six months ended June 30, 2004, the Company’s operating activities provided net cash of $8.9 million, including net income of $2.7 million as compared to $7.5 million of cash flow from operations in the prior year second quarter. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company’s revolving lines of credit. At June 30, 2004, the Company had approximately $7.8 million available to borrow on its credit lines with U.S. Bank and GE compared to $6.7 million at December 31, 2003.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ equity. The Company’s ratio of current assets to current liabilities was 1.43 to 1 at June 30, 2004, compared with a ratio of 1.38 to 1 at December 31, 2003. The ratio of total debt to shareholders’ equity decreased to 1.63 to 1 at June 30, 2004 from 2.15 to 1 at December 31, 2003 primarily as a result of the Company’s net income in the first and second quarters and reduction of debt levels by $6 million during the six month period.

Increased expenditures for working capital items may be required to support production levels in excess of sales from time to time. A significant increase in trailer backlog in the fourth quarter 2003 and in the first and second quarters of 2004 has resulted in the purchase of additional raw materials and a build up of work in process. In March 2004, U.S Bank agreed to provide the Company with advances in excess of credit availability in an aggregate amount of $1.0 million for a maximum of 60 days during 2004 and to reduce monthly principal payments on existing real estate term notes as discussed further below.

To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of June 30, 2004, approximately 94 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 59 percent at December 31, 2003 and 68 percent at June 30, 2003. For the year ended December 31,

2003, total units sold exceeded units produced by 3 units and for the six month period ended June 30, 2004, units sold exceeded by 2 the number of units produced. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The Company has scheduled payments for debt principal and interest, trade creditor repayment plan and other fixed obligations that will require cash flows of $4.1 million during the third quarter of 2004. Additional payments may be required for the commitments and contingencies referred to in Note 4 to condensed consolidated financial statements. These payments are expected to be funded by cash generated from operations and available borrowing capacity on its lines of credit and if necessary, utilization of the special advance described above.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the six month period ended June 30, 2004, as reflected in the condensed consolidated statement of cash flow:

Operating activities provided net cash of $8.9 million. The Company’s net income of $2.7 million included non-cash depreciation and amortization of $1.1 million and other non-cash items in an aggregate net amount of $126,000. Net reductions in working capital accounts generated net cash of $4.4 million. Net changes in receivables, inventories and prepaid assets provided cash of $1.5 million primarily as the result of inventory reductions of $1.8 million, which were partially offset by an increase in receivables of $835,000 and a $680,000 reduction in prepaids. Total inventory levels decreased $1.8 million as a $3.1 million decrease in new and used motorcoach inventories was partially offset by increases of $1.3 million in new trailer inventories. Trade receivables increased by $1.4 million due to an increased sales volume and were partially reduced by the utilization of $548,000 of the tax refund receivable as a tax deposit during the quarter. The remaining portion of this change resulted from an increase of $121,000 in leased promotional trailers and a decrease of $680,000 in prepaid expenses, primarily due to insurance premium amortization. Net increases in accounts payable, customer deposits and other current liabilities provided cash of $3.4 million. Changes in these liabilities included, among other items: an increase of $1.4 million in accounts payable (due to increased material purchases and improved terms from vendors); an increase of $3.5 million in accrued liabilities (increase in accrued payroll and related costs, accrued income taxes and bonuses); and a decrease of $1.5 million in customer deposits as a result of the invoicing of the related trailers and coaches.

The Company’s investing activities used cash of $897,000, net of $28,000 proceeds from property sales. The Company’s capital expenditures for plant and equipment were $925,000. In 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment. Aggregate borrowings against this term note were approximately $1.1 million at June 30, 2004, with about $900,000 available to finance capital expenditures in 2004. No borrowings on the Capital Expenditure Term Note were requested during the six months ended June 30, 2004. During the six months ended June 30, 2004 the Company made an additional $85,000 capital contribution to Featherlite Chemicals, LLC (FCC), which was eliminated in the consolidation of the accounts of FCC with the Company.

The Company’s financing activities used net cash of $7.3 million, including $5.1 million of net reductions in line of credit and floorplan borrowings, a $967,000 net reduction in other short and long term debt and $1.1 million for Trade Creditor

Repayment Plan payments. Proceeds of almost $28,000 were received from the sale of common stock due to the exercise of stock options. Checks issued but not presented for payment decreased by $141,000. Borrowings on the U.S. Bank line of credit are used to fund these checks, which aggregate $1.9 million at June 30, 2004, as they are presented for payment at the bank.

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

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements during the six months ended June 30, 2004.

Contractual Obligations

Following is a summary of the Company’s contractual obligations as of December 31, 2003, which have not changed significantly as of June 30, 2004 except for scheduled reductions:

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

2. A large portion of our sales involve discretionary spending by our trailer and motorcoach customers, and may be delayed or cancelled in times of economic uncertainty. In recent years, we have experienced declining revenues as the national economy has weakened and become more uncertain. However, in the first six months of 2004, sales increased by 29 percent and unfilled order backlog at June 30, 2004 was 71 percent greater than at June 30, 2003. We are optimistic about the rate of sales growth in 2004, but a return to a static or declining growth rate in the overall demand for our products may harm our future sales and hinder our ability to improve our liquidity.

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

5. During 2002, the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). Each of these agreements contains affirmative and restrictive covenants. The Company was not in compliance with certain of these covenants as of December 31, 2003, although the Company obtained waivers of these defaults. As disclosed and discussed further in Note 3 in the accompanying unaudited condensed consolidated financial statements, both lenders have amended their credit agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond. The Company cannot provide assurance that it will maintain compliance with these covenants in the future. Although management believes it will be able to achieve such covenants in 2004, violations could occur allowing the lenders the option to accelerate payment of the debt.

6. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. On March 17, 2004, GE advised the Company that the terms of the existing agreement will be modified as follows: (i) there will be a 1.5% per month reduction of amounts available on used coaches acquired after August 31, 2003 once they have been held more than 360 days; (ii) after 360 days new coaches will be treated as used coaches, with an advance rate of 70 percent versus 90 percent and 1.5% monthly curtailments thereafter; and (iii) advance rates will be eliminated in full on each coach (new or used) held more than 720 days. GE has not required the Company to be subject to these reduced advance rates, and has not provided a date for their future application. Future aggregate availability under this agreement will be reduced if the Company is unable to sell certain new or used coaches before financing rates are reduced or eliminated. Either event may require the Company to obtain additional financing from other sources. There can be no assurance such financing will be available.

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

12. Our success largely depends on the continued service of our management team and key personnel. If one or more of these individuals, particularly Conrad D. Clement, our President and Chief Executive Officer, were to resign or otherwise terminate their employment with us, we could experience a loss of sales, industry affiliations, vendor relationships and management resources.

13. The market price of our common stock has been, and we expect will continue to be, subject to substantial volatility. The market price of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our ability to continue to demonstrate sufficient capital liquidity to remain solvent;

•	Our ability to manufacture and market a favorable mix of products that results in favorable gross profit margins;

•	Our ability to continue to manage our costs and experience manufacturing efficiencies;

•	trends and events affecting our consumers’ disposable income available for recreational activities and consumer confidence generally;

•	variations in our operating results and whether we achieve key business targets;

•	changes in, or our failure to meet, analysts’ earnings expectations; and

•	changes in securities analysts’ buy/sell recommendations; and general economic, political and stock market conditions.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of the Registrant’s shareholders was held on Friday, June 4, 2004.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 6,077,672 shares in favor, with 24,549 shares against, and 2,985 shares abstaining.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
Conrad D. Clement	6,029,095	76,111
Jeffery A. Mason	6,029,995	75,211
Tracy J. Clement	6,028,095	77,111
Thomas J. Winkel	6,029,995	75,211
Kenneth D. Larson	6,029,495	75,711
Terry E. Branstad	6,028,315	76,891
Charles A. Elliott	6,026,164	79,042

(d) At the Annual Meeting a proposal to adopt the 2004 Equity Incentive Plan was adopted by a vote of 4,272,555 shares in favor, 237,012 shares against, 5,812 shares abstaining and 1,589,627 shares broker non-vote.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. See Exhibit Index on page following signatures.

(b) Reports on Form 8-K. A report on Form 8-K dated April 30, 2004 was furnished pursuant to Item 12 and related to the issuance of a press release announcing the results for the Company’s first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC.
(Registrant)

Date: August 13, 2004	/S/ CONRAD D. CLEMENT
Conrad D. Clement
President & CEO

Date: August 13, 2004	/S/ JEFFERY A. MASON
Jeffery A. Mason
Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended June 30, 2004

Exhibit No.	Description
10.1	Fourth amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated June 30, 2004

10.2	2004 Equity Incentive Plan*

10.3	Incentive Stock Option Agreement*

10.4	Nonqualified Stock Option Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-Q.