Form 10-Q
period 2004-09-30
FEATHERLITE INC
filed 2004-11-12
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

7,243,561 shares as of November 10, 2004

FEATHERLITE, INC.

INDEX

Form 10-Q

Quarter ended September 30, 2004

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash	$417	$173
Receivables	4,907	6,033
Refundable income taxes	429	783
Inventories
Raw materials	6,990	6,176
Work in process	14,219	13,116
Finished trailers/motorcoaches	23,628	18,199
Used trailers/motorcoaches	15,197	18,147

Total inventories	60,034	55,638
Leased promotional trailers	1,541	1,501
Prepaid expenses	704	1,850
Deferred tax asset	1,685	—

Total current assets	69,717	65,978
Property and equipment, net	16,121	16,231
Other assets	4,184	4,391

	$90,022	$86,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Wholesale financing and other notes payable	$21,319	$23,034
Current maturities of long-term debt	1,606	2,113
Checks issued, not yet presented	4,362	2,076
Motorcoach shell costs payable	6,443	6,519
Accounts payable	3,785	3,088
Trade creditor repayment plan	456	2,064
Accrued liabilities	8,734	6,323
Customer deposits	2,425	2,613

Total current liabilities	49,130	47,830
Bank line of credit	4,736	6,454
Long-term debt, net of current maturities	11,119	11,964
Deferred tax liabilities	856	—
Other long-term liabilities	53	60
Commitments and contingencies (Note 4)
Shareholders’ equity (Note 5)	24,128	20,292

	$90,022	$86,600

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$45,168	$45,725	$159,735	$134,775
Cost of sales	38,294	39,370	135,217	116,771

Gross profit	6,874	6,355	24,518	18,004
Selling and administrative expenses	6,259	5,200	18,723	15,383

Income from operations	615	1,155	5,795	2,621
Other income (expense)
Interest	(561)	(554)	(1,690)	(1,857)
Other, net	174	129	420	406

Total other expense	(387)	(425)	(1,270)	(1,451)

Income before income taxes	228	730	4,525	1,170
Minority interest in subsidiary loss	20	13	71	66
Benefit (Provision) for income taxes	692	(276)	(917)	(547)

Net income	$940	$467	$3,679	$689

Net income per share –
Basic	$0.13	$0.07	$0.51	$0.11

Diluted	$0.12	$0.06	$0.48	$0.09

Average common shares outstanding-
Basic	7,226	6,535	7,211	6,535

Diluted	7,809	7,256	7,687	7,264

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash provided by operating activities
Net income	$3,679	$689
Depreciation & amortization	1,711	1,910
Other non cash adjustments, net	150	61
Increase in deferred tax asset, net	(829)	—
Decrease in refundable income taxes	354	1,129
Changes in other working capital items, net	510	4,943

Net cash provided by operating activities	5,575	8,732

Cash used for investing activities
Purchases of property and equipment	(1,436)	(772)
Proceeds from property sales	99	138

Net cash used for investing activities	(1,337)	(634)

Cash used for financing activities
Repayment on trade creditor payment plan	(1,608)	(1,844)
Proceeds from wholesale financing/bank line of credit	177,065	144,969
Repayment of wholesale financing/bank line of credit	(179,560)	(149,973)
Repayment of other short-term debt	(938)	(1,123)
Proceeds from other long-term debt	52	604
Repayment of other long-term debt	(1,404)	(1,510)
Issuance of common stock upon exercise of options	113	—
Increase in checks issued not yet presented	2,286	714

Net cash used for financing activities	(3,994)	(8,163)

Net cash increase (decrease) for period	244	(65)
Cash balance, beginning of period	173	218

Cash balance, end of period	$417	$153

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 2004 and 2003. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 are as follows:

	2004	2003
Aircraft held for resale	$2,640	$2,760
Deposits	649	649
Leased promotional trailers	637	578
Advertising and promotion	203	238
Other	55	166

Total	$4,184	$4,391

There were no aircraft purchases or sales during the three-month and nine month periods ended September 30, 2004 and 2003. The aircraft is recorded at estimated net realizable value.

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: Wholesale financing and other notes payable includes unpaid balances of $21.3 million and $22.1 million at September 30, 2004 and December 31, 2003, respectively, on the motorcoach wholesale financing agreements with GE Commercial Distribution Finance Company (GE) and Regions Bank (Regions), and $0.0 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively, with an insurance premium finance company. The motorcoach wholesale financing agreement with GE provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory with $19.5 million and $20.6 million of borrowings outstanding as of September 30, 2004 and December 31, 2003. On October 22, 2004, GE notified the Company that the terms of the existing agreement will be amended as follows: (i) there will be a 1.5% per month reduction of amounts available on used coaches acquired after August 1, 2003 once they have been held more than 360 days; (ii) after 360 days new coaches will be treated as used coaches, with an advance rate of 70 percent versus 90 percent and 1.5% monthly curtailments thereafter; and (iii) advance rates will be eliminated in full on each coach (new or used) held more than 720 days. As of September 30, 2004, the Company had borrowings of $1.4 million that would have been due if the amended agreement was effective as of that date and this repayment would have been refinanced by existing availability of $2.1 million on the GE wholesale finance agreement. Borrowings bear interest of 5.00%, which is prime plus 0.25% when prime is less than 6.25%, otherwise prime, and are secured by the financed motorcoaches and other assets of the Company. The agreement contains certain financial covenants, which are summarized in the table on the following page. As part of the October 22 amendment, GE will change its financial covenants to be the same as the U.S. Bank financial covenants. The Company was in compliance with the covenants of this agreement at September 30, 2004. This agreement is subject to cancellation by GE at any time.

In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank to provide up to $3.0 million of wholesale financing for 100 percent of the cost of new motorcoaches and certain travel trailers purchased by the Company. The Company had borrowings under this arrangement of $1.8 million and $1.5 million as of September 30, 2004 and December 31, 2003, respectively, which bear interest on a monthly basis at prime plus 0.5 percent (5.25 percent at September 30, 2004). The agreement requires certain covenants, which are summarized in the table on the following page. The Company was in compliance with these covenants at September 30, 2004.

Line of Credit: On July 31, 2002, the Company entered into an Amended and Restated Loan Agreement (Agreement) with U.S. Bank in an aggregate amount of $23.2 million, including $14 million in an asset-based revolving credit commitment, $7.2 million in term loans on existing real estate and equipment and $2.0 million as a term loan for new equipment purchases. On April 14, 2004, U.S. Bank amended the Agreement to: (i) provide the Company with a $1.0 million special advance for any 60 days in 2004 (none has been used in 2004); (ii) reduce the principal payment of the real estate term note ($3.2 million at September 30, 2004) by approximately $43,000 per month beginning May 1, 2004 during the remaining term of the note ending April 1, 2006, which is a $516,000 reduction on an annualized basis; and (iii) amend certain financial and other covenants. On June 30, 2004, this Agreement was further amended to extend its original three-year period ending July 31, 2005 until April 1, 2006. Outstanding balances on each debt component accrue interest at an annual rate of prime plus 0.50% (5.25% at September 30, 2004).

Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of September 30, 2004, net availability on the $14 million revolving credit line (after deducting $3.2 million in outstanding letters of credit and before considering the special advance available in 2004) was approximately $10.7 million with outstanding borrowings of approximately $4.7 million. The $7.2 million term notes are repayable over 44 months (extended from 36 months on June 30, 2004) with aggregate monthly principal payments of $34,000 plus interest with the remaining unpaid balance of $3.0 million due on April 1, 2006, which the Company expects will be refinanced for a longer period of time. Repayment of advances on the new equipment term note, which total $1.1 million at September 30, 2004, are based on a 60-month amortization, with the unpaid balance of $.5 million due on April 1, 2006, which the Company expects will be refinanced for a longer maturity.

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

The Company’s amended 2004 debt covenants, as previously discussed, and actual financial results as of and during the nine month period ended September 30, 2004 are as follows:

Financial Covenant	Lender	Sept. 30, 2004 Actual	2004 Covenant
Minimum Tangible Net Worth (000’s)	GE	$20,953	$15,000
Maximum Leverage	GE& Regions	3.14 : 1	5.00 : 1
Minimum Current Tangible Ratio	GE	1:25 : 1	1.15 : 1
Minimum Current Ratio	Regions	1.25 : 1	1.20 : 1
Minimum Consolidated Fixed Charge Ratio	U.S. Bank	1.32 : 1	1.00 : 1
Maximum Total Liabilities to Tangible Net Worth Ratio	U.S. Bank	3.04 : 1	4.25 : 1
Minimum Annual EBITDA (in 000’s)	U.S. Bank	$7,997	$6,500
Maximum Annual Capital Expenditures	U.S. Bank	$1,436	$2,000

The Company was in compliance with all the above covenants as of and for the nine month period ended September 30, 2004.

Note 4: Commitments and Contingencies

Trade Creditor Repayment Plan

During the nine months ended September 30, 2004, the Company has made quarterly payments totaling $1.6 million according to the trade creditor repayment plan (the “Plan”) worked out with its trade creditors in November 2001. The Company intends to make a payment of $0.5 million in October 2004, which will complete its repayment obligations under the Plan. There are no interest or service charges in connection with this arrangement. Vendors under the Plan have been continuing to supply the Company with materials; however, some vendors may require prepayments at the time of order. A substantial number of vendors have extended the Company more normal credit terms again as they received payments under the Plan.

Inventory Repurchase Agreements

Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $13.1 million at September 30, 2004. During the nine months ended September 30, 2004, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as described further below under litigation.

Self Insurance

The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $150,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At September 30, 2004, $1.5 million and $0.4 million was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $3.2 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

Litigation

In the second quarter of 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. In 2003, the Company accrued a liability of $354,000 for the estimated loss on this judgment in excess of the estimated fair market value of the repurchased motorcoach and charged cost of sales for the amount of this verdict pending the resale of the repurchased motorcoach. During the quarter ending June 30, 2004, the Company paid off this accrued liability and related interest and dropped its appeal of this decision.

The Company, in the ordinary course of its business, is periodically named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. Except as described above, the ultimate outcome of such claims cannot be ascertained or reasonably estimated at this time. However, it is the opinion of management, after consulting with legal counsel handling such matters, it is unlikely that the resolution of such suits will have a material adverse effect on the financial position of the Company or its operating results for any particular period.

Other Commitments

The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the nine month periods ended September 30, 2004 and 2003 was $953,000 and $996,000, respectively. Annual rental payments under these operating leases are estimated to be $1.0 million as of September 30, 2004.

The Company has obtained fixed price commitments from certain suppliers for about 90 percent of its expected aluminum requirements in 2004 to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. In certain instances there may be a carrying charge added to the fixed price if the Company requests a deferral of a portion of its purchase commitment to the following year. The Company has not requested any such deferrals and has not been required to pay any carrying charges in the three or nine month periods ended September 30, 2004 and 2003.

The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities pursuant to a policy described in the summary of critical accounting policies described more fully in its Annual Report on Form 10-K for the year ended December 31, 2003. Following is a summary of the changes in these liabilities during the three month and nine month periods ended September 30, 2004 and 2003(in thousands):

	Three Mos.		Nine Mos.
	2004	2003	2004	2003
Balance, beginning of period	$1,266	$1,561	$1,225	$1,431
Provision for units sold during the period	507	160	1,362	1,114
Claims paid during the period	(514)	(364)	(1,328)	(1,188)

Balance, end of period	$1,259	$1,357	$1,259	$1,357

Note 5: Shareholders’ Equity

The components of shareholders’ equity are detailed as follows (in thousands):

		Sept. 30, 2004	Dec. 31, 2003
Common stock - without par value;
Authorized-	40 million shares;
Issued-	7,244 shares at Sept. 30, 2004 and
	7,196 shares at Dec. 31, 2003	$18,327	$18,214
Additional paid-in capital		4,213	4,170
Accumulated earnings (deficit)		1,588	(2,092)

Total Shareholders’ equity		$24,128	$20,292

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

During the nine month period ended September 30, 2004, 47,133 common shares were issued upon exercise of options and proceeds of $113,000 were received by the Company. As discussed below, options for 12,000 shares with an estimated value of $43,000 were issued in the second quarter and charged to selling and administrative expense and additional paid-in capital.

Note 6: Stock Option Plans

1994 Stock Option Plan: In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors. At September 30, 2004 and December 31, 2003, respectively, 747,767 and 808,900 options were outstanding under this plan. These options were granted at prices ranging from $1.11-$6.39 per share, and are exercisable at various dates not to exceed 10 years from the date of grant. Options totaling 47,133 shares were exercised at an average price of $2.40 per share with $113,000 of proceeds received by the Company, and options totaling 14,000 shares with an average price of $4.85 were forfeited during the nine months ended September 30, 2004. No more options will be issued under this plan which expired on July 31, 2004. However, previously issued options may still be exercised.

2004 Equity Incentive Plan: The shareholders approved this plan at the annual meeting on June 4, 2004 to replace the 1994 Stock Option Plan, which expired on July 31, 2004. This plan provides for the issuance of options for up to 600,000 shares of Company common stock. On June 4, 2004, fully vested options were issued to directors upon their election to purchase an aggregate of 12,000 shares of Company stock at $4.58 per share with a fair value of $43,000 as determined by the Black-Scholes option pricing model and were charged to selling and administrative expense during the second quarter of 2004.

Note 7: Net Income Per Share

Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the three month and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three months		Nine months
	2004	2003	2004	2003
Net income	$940	$467	$3,679	$689
Weighted average number of basic shares Outstanding	7,226	6,535	7,211	6,535
Dilutive effect of
Stock options	480	52	390	56
Convertible promissory note and interest	—	661	—	661
Warrants	103	8	86	12

Weighted average number of diluted shares Outstanding	7,809	7,256	7,687	7,264

Net income per share – basic	$0.13	$0.07	$0.51	$0.11
Net income per share – diluted	$0.12	$0.06	$0.48	$0.09

No stock options were excluded at September 30, 2004 and stock options for 465,400 shares were excluded at September 30, 2003 from the dilutive effect of stock options because the exercise price of the options and warrants was greater than the market value of the stock at those dates.

In 2003, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” under the transition provisions allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Prior to 2003, it accounted for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. The following table illustrates the effect on net income and net income per share for the three month and nine month periods ended September 30, 2004 and 2003, as if the Company had applied SFAS No. 123 in those periods:

	Three months		Nine months
	2004	2003	2004	2003
Net income (000’s) As reported	$940	$467	$3,679	$689
Stock based compensation expense included in reported net income, net of related tax effects	—	—	43	—

Stock-based compensation expense, determined under fair value method of all awards, net of related tax effects	—	—	(63)	(61)

Pro forma net income	$940	$467	$3,659	$628

Basic net income per share
As reported	$0.13	$0.07	$0.51	$0.11
Pro forma	0.13	0.07	0.51	0.10

Diluted net income (loss) per share
As reported	$0.12	$0.06	$0.48	$0.09
Pro forma	0.12	0.06	0.48	0.09

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

Information on business segment net sales, income before income taxes and identifiable assets are as follows for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three months ended September 30,

2004
Net sales to unaffiliated customers	$31,074	$14,092	$2	$45,168
Income (loss) before income taxes *	2,293	(1,310)	(731)	248
Identifiable assets	35,716	49,721	4,585	90,022

2003
Net sales to unaffiliated customers	$25,811	$19,913	$1	$45,725
Income (loss) before income taxes *	1,820	(445)	(632)	743
Identifiable assets	27,875	51,220	5,376	84,471

	Trailers	Motorcoaches	Corporate and other	Total
Nine months ended September 30,

2004
Net sales to unaffiliated customers	$95,391	$64,311	$33	$159,735
Income (loss) before income taxes *	7,567	(19)	(2,952)	4,596
Identifiable assets	35,716	49,721	4,585	90,022

2003
Net sales to unaffiliated customers	$76,064	$58,669	$12	$134,775
Income (loss) before income taxes *	3,472	12	(2,248)	1,236
Identifiable assets	27,875	51,220	5,376	84,471

*	Minority interest in subsidiary loss of $20 and $71 included in “Corporate and Other” and in “Total” for the three months and nine months ended September 30, 2004 and $13 and $66 included in “Corporate and Other” and in “Total” for the three months and nine months ended September 30, 2003.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition for the three-month (third quarter) and nine-month periods ended September 30, 2004 and 2003.

Results of Operations

Three-month period ended September 30, 2004 and 2003 (third quarter)

On a consolidated basis, the Company’s net income for the third quarter ended September 30, 2004 was $0.9 million or $0.12 cents per diluted share, compared with net income of $0.5 million, or $0.06 cents per diluted share for the third quarter of 2003. The improved third quarter results in 2004 were primarily a result of the elimination of a deferred tax asset valuation reserve in the amount of $0.8 million as a result of the Company’s improved earnings history, which increased diluted earnings per share for the current quarter by $0.10.

Consolidated net sales for the third quarter of 2004 decreased 1 percent to $45.2 million compared to net sales of $45.7 million for the third quarter of 2003. For the trailer segment, net sales of specialty trailers and transporters increased by 20.4 percent ($5.3 million) compared to the third quarter of 2003 as unit sales in 2004 improved over 2003 by 23.8 percent. There were increases in all product categories except utility trailers but the average net revenue per unit sold decreased by 2.7 percent in 2004 compared to 2003. The average net revenue decrease reflects a less favorable mix of products with higher average prices in 2004 than 2003. Motorcoach segment net sales decreased by 29.2 percent over the same quarter of 2003 as total unit sales decreased by 15.6 percent, with decreases of 40.0 percent and 8.6 percent in unit sales of new and used motorcoaches, respectively. The effect of these decreases was further magnified by a 16.2 percent decline in average net revenue per unit sold due to the significant increase in the number of lower priced used units sold as compared to new unit sales. The third quarter is typically a period of reduced sales activity at the Sanford, Florida sales center. Sales were reduced further by the unusually high number of hurricanes and threats of hurricanes in Florida where a significant percentage of the Company’s motorcoach sales activity occurs. Activities at the Company’s Florida sales, service and manufacturing facilities were disrupted for significant periods during each of the hurricanes as business throughout the state was impeded.

Consolidated gross profit margin increased by $0.5 million to $6.9 million for the third quarter of 2004 from $6.4 million for the same quarter in 2003. This improvement was primarily attributable to increased sales volume in the trailer segment in 2004 compared to 2003. As a percentage of net sales, consolidated gross profit margin for the quarter was 15.2 percent in 2004 compared to 13.9 percent in 2003. Trailer gross profit margin percentages for the current quarter were 0.2 percentage points lower than the same quarter in 2003. This was primarily the result of increased material costs that were not offset by manufacturing efficiency improvements, or changes in product mix, which decreased the average gross margin per unit sold. The motorcoach gross profit margin percentage increased by 1.4 percentage points in the third quarter of 2004 compared to 2003. This increase resulted primarily from improved percentage margins realized on sales of new and used coaches that was partially offset by higher labor and overhead costs during the quarter due to reduced efficiencies resulting from increased non-productive hours due to an increased number of plant closure days and reduced service facility activity due to the hurricanes.

Consolidated selling and administrative expenses increased by $1.1 million in the third quarter of 2004, to $6.3 million, a 20.4 percent increase, from $5.2 million in the third quarter of 2003. As a percentage of sales, these expenses increased to 13.9 percent in 2004 from 11.4 percent in 2003. Trailer segment expenses increased by 15.3 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to generating and maintaining a higher sales volume. Motorcoach segment expenses increased by 31 percent in 2004 compared to 2003 mainly due to increases in marketing and related costs not offset by an increase in sales volume. Corporate and other expenses increased by $96,000 in 2004 compared to the third quarter of 2003, primarily reflecting increased executive management performance bonus accruals based on the pro rata achievement of annual performance goals defined by the Compensation Committee.

Consolidated interest expense increased by $7,000 in the third quarter of 2004 compared to 2003 as the result of higher interest rates in 2004. Other income, net, increased by $46,000 in the third quarter of 2004 compared to the same quarter in 2003 due to increased finance income.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $20,000 in the third quarter of 2004. This amount represents the equity interest of the 49 percent minority owner share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating loss of $41,000 for the third quarter of 2004.

Consolidated income before taxes (IBT) decreased by approximately $0.5 million in the third quarter of 2004 to $0.2 million compared to $0.7 million the same quarter in 2003. This decrease reflects a decrease in motorcoach segment IBT of $0.9 million, and increased corporate and other expenses of $0.1 million offset by a increase in trailer segment IBT of $0.5 million.

An income tax provision rate of approximately 38 percent was used in 2004 and 2003, primarily reflecting the federal corporate tax rate. In addition, a tax benefit was recorded in the third quarter of 2004 to eliminate a deferred asset valuation reserve of $0.8 million because of the improvement in the Company’s operating results in 2004 and its improved outlook for the future.

Nine month periods ended September 30, 2004 and 2003 (nine months)

On a consolidated basis, the Company’s net income for the nine months ended September 30, 2004 was $3.7 million or $0.48 cents per diluted share, compared with net income of $0.7 million, or $0.09 cents per diluted share in the same period of 2003. The improved nine month period results in 2004 were primarily a result of increased gross profit realized from greater unit sales volume, partially offset by increased marketing and administrative costs.

Consolidated net sales for the nine months of 2004 increased by $25.0 million (18.5 percent) to $159.7 million compared to net sales of $134.8 million for the same nine months of 2003. For the trailer segment, sales of specialty trailers and transporters increased by 25.4 percent compared to the same period of 2003 as unit sales in 2004 improved over 2003 by 20.2 percent. There were increases in all product categories except utility trailers, and average net revenue per unit improved by 4.3 percent in 2004 compared to 2003. The average net revenue improvements reflect a more favorable mix of products with higher average prices and the full effect of a 3.0 percent price increase in the nine months of 2003, partially offset by an increase in sales program rebates and discounts in 2004. Motorcoach segment net sales increased by 9.6 percent over the same nine months of 2003 as total unit sales increased by 17.2 percent, with increases of 2.8 percent and 23.8 percent in unit sales of new and used motorcoaches, respectively. The effect of these increases was partially offset by a 6.6 percent decline in average net revenue per unit sold due to the significant increase in the number of lower price used units sold.

Consolidated gross profit margin increased by $6.5 million to over $24.5 million for the nine months of 2004 from $18.0 million for the same period in 2003. This improvement was attributable to increased sales volume in both segments in 2004 compared to 2003. As a percentage of sales, consolidated gross profit margin for the nine months of 2004 was 15.4 percent in 2004 compared to 13.4 percent in 2003. Trailer margin percentages for the current nine months were 2.5 percentage points higher than the same nine months in 2003, primarily the result of manufacturing efficiency improvements due to increased volume, changes in product mix and the further implementation of lean manufacturing processes, which increased the average gross margin per unit sold. Motorcoach gross profit margin increased by 1.0 percentage points in the nine months of 2004 compared to 2003. This increase resulted primarily from improved percentage margins realized on sales of used coaches as well as reduced labor and overhead costs, including the non-recurrence in 2004 of a loss settlement accrual of $300,000 in the second quarter of 2003.

Consolidated selling and administrative expenses increased by $3.3 million in the nine months of 2004, to $18.7 million, a 21.7 percent increase, from $15.4 million in the nine months of 2003. As a percentage of sales, these expenses increased to 11.7 percent in 2004 from 11.5 percent in 2003. Trailer segment expenses increased by 14.7 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to generating and maintaining higher sales volume. Motorcoach segment expenses increased by 27 percent in 2004 compared to 2003 mainly due to increases in marketing costs related to higher volume. Corporate and other expenses increased by $0.7 million in 2004 compared to the nine months of 2003, primarily reflecting increased executive management performance bonus accruals of $0.8 million based on the pro rata achievement of annual performance goals defined by the Compensation Committee, the non-recurrence of a favorable litigation settlement in the amount of $.13 million and a non-recurring $0.07 million restructuring credit realized in the second quarter of 2003.

Consolidated interest expense decreased by $0.2 million in the nine months of 2004 compared to 2003 as the result of lower average borrowing levels in 2004.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was about $0.07 million in the nine months of 2004 and 2003. This amount represents the 49 percent minority owner’s share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total operating loss of $0.15 million for the nine months of 2004 compared to $0.13 million for the same period of 2003.

Consolidated income before taxes (IBT) increased by over $3.3 million in the nine months of 2004 to $4.5 million compared to $1.2 million the same period in 2003. This increase reflects an increase in trailer segment IBT of $4.1 million, no change in motorcoach segment IBT, and an increase in corporate expenses and FCC net expense of $0.8 million.

An income tax provision rate of approximately 38 percent was used in 2004 primarily reflecting the federal corporate tax rate. In addition, a tax benefit was recorded in the third quarter of 2004 to eliminate a deferred asset valuation reserve of $0.8 million because of the improvement in the Company’s operating results in 2004 and its improved outlook for the future. A provision rate of 55 percent was provided in 2003 reflecting the exclusion of certain expenses that were not deductible for income purposes.

Outlook

The Company remains cautiously optimistic about the level of sales for the fourth fiscal quarter of 2004. At September 30, 2004, the trailer order backlog was $17.0 million compared to $18.3 million at December 31, 2003 and $11.9 million at September 30, 2003, including $14.8 million, $17.5 million and $11.9 million, respectively, to be completed in the next fiscal quarter. At September 30, 2004, the motorcoach backlog was $3.3 million compared to $11.5 million at December 31, 2003 and $6.1 million at September 30, 2003, including $3.3 million, $5.0 million, and $5.1 million, respectively, to be completed in the next fiscal quarter. Management believes this reduction in motorcoach backlog reflects a change in customer buying preferences, i.e., buying completed coaches rather than ordering a custom coach for future delivery, and does not reflect a reduction in the demand for motorcoaches. Management expects that sales in both business segments will continue to improve if the national economic business conditions improve and consumer uncertainty diminishes. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to maintain sales volume levels experienced in the nine months of 2004.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes equestrian events, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company intends to continue introducing new models and models with enhanced features.

Liquidity and Capital Resources

General

The Company’s liquidity is affected most directly by its cash flow from operations together with amounts available to borrow on its approved lines of credit with U.S Bank and with GE. During the nine months ended September 30, 2004, the Company’s operating activities provided net cash of $5.6 million, including net income of $3.7 million, as compared to $8.7 million of cash flow from operations in the same period of the prior year. This cash, net of amounts used for capital expenditures and net non-line of credit debt reduction, decreased amounts borrowed on the Company’s revolving lines of credit. At September 30, 2004, the Company had approximately $8.1 million available to borrow on its credit lines with U.S. Bank and GE compared to $6.7 million at December 31, 2003. The Company also has available an unutilized special advance that U.S Bank approved in March, 2004. This will provide the Company with advances in excess of credit availability in an aggregate amount of $1.0 million for a maximum of 60 days during 2004, as needed.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ equity. The Company’s ratio of current assets to current liabilities was 1.42 to 1 at September 30, 2004, compared with a ratio of 1.38 to 1 at December 31, 2003. The ratio of total debt to shareholders’ equity decreased to 1.61 to 1 at September 30, 2004 from 2.15 to 1 at December 31, 2003 primarily as a result of the Company’s net income in the nine month period ended September 30, 2004, and reduction of debt levels by $4.7 million during this period.

To maintain an efficient level of production, increased expenditures for working capital items may be required from time to time to support production levels in excess of sales. A significant increase in trailer backlog beginning in the fourth quarter 2003 and through the first nine months of 2004 has resulted in the purchase of additional raw materials and a build up of work in process by $1.0 million. The production workforce has also expanded proportionally with the increased level of orders. Production levels in excess of new order levels during the nine month period ended September 30, 2004 has resulted in the growth of finished trailer inventories by $3.3 million. It is the Company’s expectation that these additional trailers will be sold to dealers as order levels increase in the coming months. The Company has requested U.S Bank to increase its asset-based revolving credit commitment from $14 million to $17 million to provide funding for this inventory growth. There is no assurance this request for additional funding with occur.

To maintain a level production schedule, production may begin on coaches before an order has been received from a specific buyer. As of September 30, 2004, approximately 79 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 59 percent at December 31, 2003 and 73 percent at September 30, 2003. For the year ended December 31, 2003, total units sold exceeded units produced by 3 units and for the nine month period ended September 30, 2004, units produced exceeded by 3 the number of units sold, resulting in an increase of $2.0 million in motorcoach inventory. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

The Company has scheduled payments for debt principal and interest, trade creditor repayment plan, expiring motorcoach consignment agreements and other fixed obligations that will require cash flows of $7.6 million during the fourth quarter of 2004. Also, as discussed in Note 3 to condensed consolidated financial statements, the Company will be required to repay $1.4 million in outstanding borrowings upon execution of an amendment to the Wholesale Financing Agreement with GE during the fourth quarter. Additional payments may be required for the commitments and contingencies referred to in Note 4 to condensed consolidated financial statements. These payments are expected to be funded by cash generated from operations, available borrowing capacity on its lines of credit, borrowings under the Capital Expenditure Term Note with U.S. Bank to fund 2004 capital expenditures, and if necessary, utilization of the special advance described above.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the nine month period ended September 30, 2004, as reflected in the condensed consolidated statement of cash flow:

Operating activities provided net cash of $5.6 million. The Company’s net income of $3.7 million included non-cash depreciation and amortization of $1.7 million and a net increase in other non-cash items in an aggregate net amount of $0.7 million, including an increase of $0.8 million in deferred tax assts, net. Net reductions in working capital accounts generated net cash of $0.9 million. Net changes in receivables, inventories, leased trailers and prepaid assets used cash of $2.2 million primarily as the result of an inventory increase of $4.7 million, which was partially offset by a decrease in receivables of $1.5 million and a $1.1 million reduction in prepaid expenses. Total inventory levels increased $4.7 million due to a $3.3 million increase in new and used trailer inventories, a $2.0 million increase in new motorcoach inventories, a $1.9 million increase in raw materials and work in process inventories, partially offset by a $2.5 million decrease in used motorcoach inventories. Trade receivables decreased by $1.5 million due to decreased sales volume during the third quarter and by a net reduction $353,000 of the tax refund receivable. The remaining portion of this change resulted from an increase of $100,000 in leased promotional trailers and a decrease of $1.1 in prepaid expenses, primarily due to insurance premium amortization. Net increases in accounts payable, customer deposits and other current liabilities provided cash of $3.0 million. Changes in these liabilities included, among other items: an increase of $0.7 million in accounts payable (due to increased material purchases and improved terms from vendors); an increase of $2.6 million in accrued liabilities (increase in accrued payroll and related costs, accrued income taxes and bonuses); and a decrease of $0.2 million in customer deposits as a result of the invoicing of the related trailers and coaches.

The Company’s investing activities used cash of $1.3 million, net of $0.1 million proceeds from property sales. The Company’s capital expenditures for plant and equipment were $1.4 million. In 2002, U.S. Bank renewed the availability of a capital expenditure financing under a $2.0 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment. Aggregate borrowings against this term note since inception were approximately $1.1 million at September 30, 2004, with about $.9 million available to finance capital expenditures in 2004. No borrowings on the Capital Expenditure Term Note were requested during the nine months ended September 30, 2004. However, the Company expects to borrow this remaining balance in the fourth quarter. During the nine months ended September 30, 2004 the Company made an additional $.098 million capital contribution to Featherlite Chemicals, LLC (FCC), which was eliminated in the consolidation of the accounts of FCC with the Company.

The Company’s financing activities used net cash of $4.0 million, including $2.5 million of net reductions in line of credit and floorplan borrowings, a $2.3 million net reduction in other short and long term debt and $1.6 million for Trade Creditor Repayment Plan payments. Proceeds of $0.1 million were received from the sale of common stock due to the exercise of stock options. Checks issued but not presented for payment increased by $2.3 million. Borrowings on the U.S. Bank line of credit are used to fund these checks, which aggregate $4.4 million at September 30, 2004, as they are presented for payment at the bank.

Management believes that continued improvement in the national economy, and the Company’s efforts to increase revenues and improve efficiencies and control costs, will provide sufficient cash flow (along with available and requested increases in borrowing capacity) to fund continued operations and capital requirements for the next twelve months.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements during the nine months ended September 30, 2004.

Contractual Obligations

Following is a summary of the Company’s contractual obligations as of December 31, 2003, which have not changed significantly as of September 30, 2004 except for scheduled reductions:

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

Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Featherlite wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, Featherlite’s actual results and could cause Featherlite’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite:

1. Our strategy involves, to a substantial degree, increasing revenues while at the same time controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and control costs. These activities have included personnel reductions, reduction or elimination of non-personnel expenses, facility closures and realigning and streamlining operations. We cannot assure you that our efforts will result in increased profitability for any meaningful period of time.

2. A large portion of our sales involve discretionary spending by our trailer and motorcoach customers, and may be delayed or cancelled in times of economic uncertainty. In recent years, we have experienced declining revenues as the national economy has weakened and become more uncertain. However, in the first nine months of 2004, sales increased by 18.5 percent and unfilled order backlog at September 30, 2004 was 13 percent greater than at September 30, 2003. We are cautiously optimistic about the continuation of this rate of sales growth in 2004, but a return to a static or declining growth rate in the overall demand for our products may harm our future sales and hinder our ability to improve our liquidity.

3. The industries in which we operate are competitive, and we face continued pressure to increase selling prices if efficiency cannot improve sufficiently or other cost savings generated to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. To the extent we are unable to improve or maintain our profit margins, our liquidity may be harmed.

4. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2003, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by an aggregate amount of $4.4 million in order to facilitate their sale, including write-downs of $1.3 million, $0.6 million and $2.5 million in 2003, 2002 and 2001, respectively, and write-downs of $0.4 million for the nine months ended September 30, 2004. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results.

5. During 2002, the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). Each of these agreements contains affirmative and restrictive covenants. The Company was not in compliance with certain of these covenants as of December 31, 2003, although the Company obtained waivers of these defaults. As disclosed and discussed further in Note 3 in the accompanying unaudited condensed consolidated financial statements, both lenders have amended their credit agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond. The Company was in compliance with its restrictive covenants at September 30, 2004. The Company cannot provide assurance that it will maintain compliance with these covenants in the future. Although management believes it will be able to achieve such covenants in 2004, violations could occur allowing the lenders the option to accelerate payment of the debt.

6. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. On October 22 2004, GE provided the Company with an amendment to the financing agreement, which will modify the existing terms as follows: (i) there will be a 1.5% per month reduction of amounts available on used coaches acquired after August 31, 2003 once they have been held more than 360 days; (ii) after 360 days new coaches will be treated as used coaches, with an advance rate of 70 percent versus 90 percent and 1.5% monthly curtailments thereafter; and (iii) advance rates will be eliminated in full on each coach (new or used) held more than 720 days. Since March, 2004 when GE notified the Company of it intention to modify the existing financing agreement, it has not required the Company to be subject to these reduced advance rates. Management is reviewing the amendment and will seek clarification of certain terms before signing

it. Future aggregate availability under this agreement will be reduced if the Company is unable to sell certain new or used coaches before financing rates are reduced or eliminated. Either event may require the Company to obtain additional financing from other sources. There can be no assurance such financing will be available.

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

11. As discussed in Note 5 to the December 31, 2003 consolidated financial statements included in its annual report on Form 10-K, the Company discontinued use of its Pryor, Oklahoma manufacturing facility in 2001. It accrued the estimated rental and other costs of holding this facility through December 31, 2002. In 2002, the Company began formulating a plan to use this facility as a sales facility for used coaches owned by others and held on consignment by the Company. The anticipated use of this facility has since been expanded to include the sale of Featherlite trailers, RV travel trailers and service facilities. Implementation of this plan was delayed until the third quarter of 2003 and an additional accrual of $100,000 was made for the estimated lease and other costs to be incurred until this facility can be profitable. This facility reopened in October 2003 and the remaining balance in the accrual account was written off to operations to offset startup costs of approximately $154,000. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2004, the Company may be required to continue to accrue additional costs related to this facility. This could have an adverse impact on the Company’s future operating results and liquidity.

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

13. The market price of our common stock has been, and we expect will continue to be, subject to substantial volatility. The market price of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our ability to continue to demonstrate sufficient capital liquidity to remain solvent;

•	Our ability to manufacture and market a favorable mix of products that results in favorable gross profit margins;

•	Our ability to continue to manage our costs and achieve manufacturing efficiencies;

•	trends and events affecting our consumers’ disposable income available for recreational activities and consumer confidence generally;

•	variations in our operating results and whether we achieve key business targets;

•	changes in, or our failure to meet, analysts’ earnings expectations; and

•	changes in securities analysts’ buy/sell recommendations; and general economic, political and stock market conditions.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2003, as reported to the Company by its suppliers was $0.68 in 2003, $0.65 in 2002, and $0.69 in 2001. For the nine month period ended September, 30, 2004, this average was $0.83. The current average cost per pound for 2005 delivery is $0.85. The Company’s cost of aluminum varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduces substantially the risk of aluminum cost fluctuations for the year. We have obtained no such commitments for 2005. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s product. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to the years beyond 2004, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above 2004 levels in 2005 and the Company cannot increase its product prices sufficiently to cover such increases.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS

See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC.
(Registrant)

Date: November 12, 2004	/S/ CONRAD D. CLEMENT
Conrad D. Clement
President & CEO

Date: November 12, 2004	/S/ JEFFERY A. MASON
Jeffery A. Mason
Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended September 30, 2004

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