Form 10-K
period 2004-12-31
FEATHERLITE INC
filed 2005-03-31
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004, was $25,954,000 (based on the last sale price of the registrant’s Common Stock on such date).

Number of shares of Common Stock, no par value, outstanding at March 31, 2005: 7,267,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part II

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

We make a majority of our FEATHERLITE® trailers from aluminum, which differentiates the Company from many of its competitors who primarily make steel trailers. Aluminum trailers are generally believed to be superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company’s focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL® series and DIAMOND D®brands in order to provide dealers and customers with a high quality, but less expensive, alternative to our aluminum trailers.

Since 1996, the Company has also been designing, manufacturing and marketing custom luxury motorcoaches through its acquisition of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. We market our motorcoaches under the trade names “Featherlite Vantare® , Featherlite Vogue®, and Featherlite Luxury Coaches® directly rather than selling them through a dealer network. The Company discontinued production of the Featherlite Vogue® model in 2001.

The Company continually monitors the trailer market for opportunities to leverage its brand names and expertise. Featherlite pioneered the introduction of standard model aluminum horse and livestock trailers, which traditionally had been custom made. It has also responded to the increasing demand for customizing the interiors of trailers, a capability which helps distinguish the Company from its competition. Typical interiors range from a simple interior, such as a dressing room, closet and mirror in the nose of a horse trailer, to upscale interiors such as upholstered seating and sleeping areas, kitchens, bathrooms and modern electronics, including fax machines, cellular phones and satellite dishes, in race car transporters. In addition, Featherlite enhances the products it already offers by introducing new features to satisfy the increasing demands of its customers.

Featherlite luxury motorcoach customers have over 200 amenities and state-of-the-art options to choose from in detailing their luxury motorcoach. The list of options and choices will continue to grow as the Company strives to offer features that meet or exceed customer preferences and to offer customers uncommon conveniences and luxury in their motorcoaches. Engineering advancements now offer customers an inside look into their future motorcoach through enhanced 3-D graphic illustrations.

The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events that are visible to its customers. These sponsorships include Featherlite’s designation as the “Official Trailer” of NASCAR, Champ Car, Indy Racing League (IRL), Grand Am Road Racing, TransAm Racing, Super Chevy Show, Auto Racing Club of America (ARCA), Wahl Equestrian Center, and Nevada Joe. Featherlite also is the Contingency Program Sponsor of the NASCAR Featherlite Most Improved Driver Award Program. Additionally, we are a sponsor of the National Tractor Pullers Association, World Snowmobile Association, Ohio All American Quarter Horse Congress, The Horse Show with Rick Lamb, the Missouri Fox Trotting Horse Breed Association, The Texas Quarter Horse Association, the National Western Livestock Show, Appaloosa Horse Club, United States Team Roping Championships, the National High School Rodeo Association, the Professional Women’s Rodeo Association, and the World’s Toughest Bulls & Broncs. The Company’s luxury motorcoach is the “Official Coach” of NASCAR, Grand Am Road Racing and The Golf Channel, and is a sponsor of the World Billfish Series and Superboat/APBA.

In 2001, the Company began a three-year agreement with NBC and TNT and in 2002 with FOX Sports Network to broadcast Featherlite TV commercials as part of the networks nationwide telecasts of certain NASCAR races. The Company has a similar agreement with MRN (Motor Racing Network). As a program sponsor of The Golf Channel, the Company currently has annual television commercial package rights as well as onsite promotional activity rights. These agreements have been renewed and are all continuing. In addition, the company has signed a multi-year agreement with horse clinician and television personality Clinton Anderson to sponsor a tour and television program.

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

In dollar sales, the Company estimates that aluminum trailers presently constitute 10 to 20 percent of the total market for specialty trailers. The Company believes that an increase in demand for aluminum rather than steel trailers is driven by a number of factors. Aluminum trailers offer substantial advantages over steel trailers in weight, ease of maintenance, durability and useful life. Aluminum trailers resist rust and corrosion, and weigh 30% to 40% less than comparable steel models. Maintenance is substantially less on aluminum trailers because of the absence of rust and because they typically are not painted or are pre-painted with a baked-on enamel. As a result, aluminum trailers can be offered with superior warranties and provide greater customer satisfaction. The lighter weight of aluminum trailers reduces the demands on the towing vehicle, affords better gas mileage and allows a greater percentage of gross trailer weight for carrying cargo. The Company believes Featherlite trailers are more durable that alternative brands, thus adding value for the customer.

Motorcoach Industry

Motorcoaches are the most luxurious of all recreational vehicles. There are various models of motorcoaches, including bus conversions and “Highline” luxury Class A models. Bus conversion motorcoaches represent a high-end market niche, with selling prices for the most luxurious motorcoaches ranging from $800,000 to $1,500,000 or more. The most expensive models are primarily converted from a bus shell that is purchased and converted to provide an interior area designed to customers’ specifications. “Highline” luxury Class A motorcoaches are built on specially-designed chasses and are also available at lower prices, ranging from $375,000 to $800,000. The Company believes that there are presently seven or more companies in the motorcoach industry. The Company views Marathon, Royale and Liberty as being its principal competitors in the bus conversion market. Monaco, Thor, Winnebago and Fleetwood are the principal manufacturers in the specially-designed chasses market.

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

Products and Services

The Company’s primary business activities are the manufacture and sale of specialty aluminum trailers and luxury motorcoaches. Other activities related to these primary business activities include rework and warranty services provided for Company-built trailers and motorcoaches at the Company’s facilities and dealer locations; and coordination of the delivery of trailers to dealers and customers for a fee. These other activities are setout separately below but are included in the trailer and motorcoach segment financial information reported in Note 13 to the consolidated financial statements in this annual report on Form 10-K. For 2004, approximately 93% of the Company’s revenues were derived from trailer and motorcoach sales.

The following data illustrates the percentage of the Company’s net sales in 2002, 2003 and 2004 (dollars in thousands):

	Years ended December 31,
	2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Trailers	$96,661	50.0	$94,091	52.3	$117,757	54.4
Motorcoaches	84,743	43.9	73,511	40.8	83,222	38.5
Other	11,762	6.1	12,372	6.9	15,382	7.1

Net sales	$193,166	100.0	$179,974	100.0	$216,361	100.0

Specialty Trailers

The Company believes it is unique among trailer manufacturers because of the many types of trailers it manufactures and markets. The Company’s FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company’s primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters, including mobile marketing, mobile office, mobile classroom, vending and command centers. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE® brand trailers, which are “all aluminum” with the exception of steel axle and hitch assemblies, enjoy a premier image in the industry. Sales of FEATHERLITE® brand trailers currently represent approximately 92% of the Company’s total trailer sales. FEATHERLITE-STL® series and DIAMOND D® brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place these product lines at the lower-priced end of the market.

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

The Company’s standard model trailers are normally available for quicker delivery to dealers than custom trailers. In an industry consisting historically of manufacturers who custom build trailers, the Company’s introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 72% of the Company’s total trailer sales. The Company’s dealer network has enthusiastically endorsed and supported the standard model concept.

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

Retail prices for the Company’s aluminum model trailers range from approximately $1,200 for the least expensive utility trailer to over $300,000 for a custom built race car transporter and hospitality trailer. Specialty custom transporters with slide-outs may sell for $900,000 or more. Representative FEATHERLITE® aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer. Popular model FEATHERLITE STL®gooseneck and bumper pull livestock trailers retail for about $7,700 and $4,200, respectively, excluding any additional surcharges for steel costs.

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

In 2003, the Company became a dealer of Foretravel® motorcoaches manufactured since 1967 by Foretravel, Inc., Nacogdoches, Texas. Foretravel® motorcoaches are “highline” Class A series motorcoaches. These motorcoaches sell in the price range $359,000 to $475,000. These motorcoaches complement the H3 and XL models the Company offers. They include many of the features and options of the H3 and XL models but are a less expensive alternative to customers desiring to purchase this type of vehicle.

The Company’s primary goal is to produce the best performing and most reliable motorcoaches while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the features and quality often present in luxury yachts that were previously developed by Vantare International, Inc. when it was in the business of building yachts.

The Company builds a number of luxury motorcoaches before it receives orders for them (70 percent of work in process at December 31, 2004 compared with 59 percent at December 31, 2003). While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers at retail prices ranging from $800,000 to $1,500,000 or more, there is no assurance this will occur. There is a risk that certain of the motorcoaches built on a speculative basis may not be sold on a timely basis or at normal profit margins. This may require additional working capital investment and cause the Company to incur additional interest and inventory carrying costs, which would have an adverse impact on operating margins and results and capital liquidity.

The Company also sells used motorcoaches that are taken as trade-ins from customers on sales of new motorcoaches as well as other used motorcoach sales. There is a risk that the market value of these -trade-ins will be reduced before they are resold and adversely impact the Company’s operating margins and results. In the three years ended December 31, 2004, the Company recorded motorcoach inventory aggregate write-downs of $2.4 million related to used motorcoaches.

Servicing, maintenance and warranty services for motorcoaches of customers and others are provided at the Vantare facility in Sanford, Florida, as well as at a Company service centers in Mocksville, North Carolina, Pryor, Oklahoma and Cresco, Iowa.

In February 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC had the option to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period at market prices. ULC purchased 6 coaches from Featherlite in 2003 and none in 2004. ULC is a related party controlled by Nevada Coach Partners, LLP, an entity with a majority interest owned by Conrad Clement, Tracy Clement, Eric Clement and James Wooley, officers and shareholders of Featherlite. Featherlite also entered into agreements with ULC to lease ULC office space and to provide service on ULC motorcoaches. In December, 2004, these agreements were terminated because ULC has ceased doing business. Featherlite has no obligation to repurchase any motorcoaches it sold to ULC.

Other Business Activities

In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company sells replacement and specialty trailer and motorcoach parts to its dealers and to others. It coordinates delivery of completed trailers to customers and to dealers for a fee, and in 2004 delivered approximately 57% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose. These other business activities, in the aggregate, accounted for approximately 6.1%, 6.9% and 7.1% of the Company’s net sales for 2002, 2003 and 2004, respectively, and are included as part of the trailer and motorcoach segments in Note 13 to the consolidated financial statements included in this annual report on Form 10-K.

The Company is a licensed aircraft dealer and markets used business class aircraft. Featherlite Aviation Company, a wholly owned subsidiary of the Company, conducts such aircraft dealer activities. There have been no purchases or sales of aircraft in 2002, 2003 or 2004. Featherlite Aviation Company held for resale one used aircraft at December 31, 2004, which it leases to the Company on an as needed basis for its use. In 2004, the Company reduced the aircraft’s recorded value by $232,000, which is included in selling and administrative expenses and reflects a decline in its value during the year. These activities are included as part of the Corporate and other segment in Note 13 to the consolidated financial statements included in this annual report on Form 10-K.

In 2003, the Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC (FCC), a New Jersey limited liability corporation. Featherlite Chemical Holdings, LLC, a wholly owned subsidiary of the Company, was then formed to hold Featherlite’s 51 percent interest in FCC with the remaining 49 percent ownership held by Benbow. The principal business activity of FCC is to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name in 2003 and “NASCAR Nextel Cup Series” name in 2004. The accompanying consolidated financial statements include the accounts of FCC as of December 31, 2004 and 2003 and for the twelve month period then ended, the initial period of FCC’s operation. These activities are included as part of the Corporate and other segment in Note 13 to the consolidated financial statements included in this annual report on Form 10-K because they were insignificant in 2003 and 2004.

Sales and Marketing

Specialty Trailers

The Company markets its trailers primarily through a network of over 240 full-line dealers located in the United States and Canada. The Company also sells trailers through company-owned dealerships at its sales and service centers in Sanford, Florida and Pryor, Oklahoma. Dealers typically handle only a portion of the entire FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® product lines and may sell other steel trailer brands. Certain Featherlite dealers are prohibited by their agreements with the Company from selling other brands of aluminum trailers if they receive all of the discounts and other benefits available from the Company and are required to maintain defined inventory levels. No single dealer accounts for more than 10% of the Company’s net sales. The Company’s top 50 dealers accounted for approximately 50% of the Company’s net trailer sales for 2002, 2003 and 2004. For these periods, 76% or more of the Company’s trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily specialty mobile marketing trailers and race car transporters.

Dealers sell our products under contractual arrangements with the Company, which can be terminated by either party on specified notice. Laws in certain states govern terms and conditions under which dealers may be terminated. Such laws have not had a material adverse affect on the Company to date. Changes in dealers take place from time to time. The Company believes that a sufficient number of prospective dealers exist across the United States and Canada to permit orderly transitions whenever necessary. The Company is continually seeking to expand the size and upgrade the quality of its dealer network. The Company believes that significant areas of the United States and Canada are not served by a sufficient number of dealers and the Company intends to substantially increase its number of dealers over the next several years in underserved markets.

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

Motorcoaches

All motorcoaches are sold directly by Company personnel to end user customers. The Company’s main motorcoach sales location is in Sanford, Florida, with other sales locations in Mocksville, North Carolina, Cresco, Iowa, and Pryor, Oklahoma. Its sales location in Coburg, Oregon was closed in 2004. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARE®, FEATHERLITE LUXURY COACHES® and FORETRAVELl® motorcoaches.

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

Market intelligence is gathered which helps the Company craft its message and reach the most productive target constituencies. Benefit and demographic segmentations are utilized to more accurately target specific groupings of people within each product cluster. Quarter Horse Journal, Western Horseman, Horse & Rider, Equus and Horse Illustrated are some of the various publications utilized to reach a diverse customer base in the horse market. Similar selected groupings of publications are utilized to target the Company’s various markets: automotive, livestock/farm, race, recreational/utility and mobile marketing. Over 100 publications in various product segments contain advertisements for the Company’s trailers. The Company also sponsors a nationally syndicated radio program, as well as a television program available through satellite and cable, which targets equine markets. Featherlite video is supplied to large arenas for use on sponsor jumbotrons and electronic message boards.

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

Affiliations and Sponsorships

The Company’s public and media relations focus actively pursues regional and national media coverage of the uniqueness of the Company, as well as its new product introductions. In 2001, the Company began a three-year agreement with NBC and TNT networks to broadcast Featherlite TV commercials as part of their nationwide telecasts of certain NASCAR races. In 2002, a similar agreement was reached with FOX Sports Network. Also in 2002, a multi year contract was finalized with MRN (Motor Racing Network) to air Featherlite commercial announcements nationally. In 2003, the Company became a program sponsor of The Golf Channel and currently has annual commercial television package rights as well as onsite promotional activity rights. In 2004, all these media contracts were extended and are continuing.

An example of the Company’s specialized niche market promotional efforts is the motor sports industry. Featherlite currently is the “Official Trailer” of NASCAR, Champ Car, Indy Racing League (IRL), Grand Am Road Racing, TransAm Racing, Super Chevy Show and Auto Racing Club of America (ARCA). Featherlite is the “Official Coach” of NASCAR, Grand Am Road Racing, and is also a sponsor of the World Billfish Series, Power Boat International, Superboat/APBA and The Golf Channel.

In 2004, Featherlite became the NASCAR Award and Contingency Sponsor of the NASCAR Featherlite Most Improved Driver Award Program, which includes over 100 races, as well as year-end award programs for each series. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, IndyCar, nostalgic, sprint car, off road, motorcycle and motorcross.

In addition to the racing industry, the Company is the “Official Trailers” of the Wahl Equestrian Center, and Nevada Joe and sponsors or is a sponsor of the All American Quarter Horse Congress, United States Team Roping Championship, Appaloosa Horse Club, National High School Rodeo Association, Missouri Foxtrotting Breed Association, The Texas Quarter House Association, World’s Toughest Bulls & Broncs, Professional Women’s Rodeo Association, and the National Western Livestock Show, as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company’s dealers attend over 1,000 such events each year staffing display and sales booths and meeting with the public.

In addition, the Company has signed a multi-year agreement with horse clinician and television personality Clinton Anderson to sponsor the Clinton Anderson/Downunder No Worries Wahl Walkabout Tour and Clinton Anderson Downunder Horsemanship television program

Payment for some of the advertising and promotional services related to the affiliations and sponsorships described above involve the exchange or lease of trailers and coaches of an equivalent value as discussed further in Notes 2 and 3 to the consolidated financial statements.

Financing

Specialty Trailers

A substantial portion of the Company’s sales of trailers to dealers is paid for within ten days of invoicing. The Company has arrangements with Bank of America, GE Commercial Distribution Finance (GE), Bombardier Capital, Textron Financial Corporation, Ford Motor Credit Company and TransAmerica Commercial Finance Corp. to provide floor plan financing for its trailer dealers. Under these floor plan arrangements, the Company may be required to repurchase trailers repossessed from a Featherlite trailer dealer by these financial institutions for the remaining unpaid balance, including finance charges plus costs and expenses, if the trailers are in salable condition. The Company has not been required to make any significant payments or repurchases to date from these financial institutions (approximately $273,000 in 2002, $38,000 in 2003 and none in 2004).

Featherlite Credit Corporation, a related party corporation owned by certain of the Company’s officers and directors, provides retail financing to end user customers of the Company’s trailers dealers. Prior to 2004, this financing was provided by companies such as Wells Fargo Equipment Finance, Inc., Conseco Finance, Inc. and Deutsche Bank. Beginning in 2004, Featherlite Credit Corporation also provided such financing directly through funds provided by a credit line with Associated Bank, Milwaukee, Wisconsin (Associated). Featherlite Credit also provides lease financing for trailers and motorcoaches, which was funded by a line of credit from U.S. Bank National Association prior to 2004. In 2004, this line of credit was refinanced with funds provided by Associated.

Motorcoaches

The Company receives payment within ten days of invoicing for a substantial portion of the motorcoach sales. The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on any of these retail financing arrangements. The Company receives a fee from certain companies if the retail financing is completed.

The Company also has wholesale floor plan agreements with GE and Regions Bank, Birmingham, Alabama (Regions) to finance substantially all of the new and used motorcoaches held in inventory.

Competition

Specialty Trailers

The specialty trailer industry is highly competitive, especially with respect to the most commonly sold models, such as standard model gooseneck and bumper pull horse trailers. Competition is based upon a number of factors, including brand name recognition, quality, price, reliability, product design features, breadth of product line, warranty and service. The Company believes it competes favorably with its competitors with respect to each of these factors. In addition to the competitors, which produce aluminum trailers that compete with FEATHERLITE® aluminum trailers, there are also competitors that produce steel trailers. Steel trailers typically sell for approximately 30% to 40% less but are subject to rust and corrosion and are heavier. There are no significant technological or manufacturing barriers to entry into the production of steel trailers and only moderate barriers to the production of aluminum trailers.

Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company’s competitors and potential competitors are more established in segments of the Company’s business. The Company’s principal competitors, all of which are located domestically, include the following:

Trailer Types	Principal Competitors’ Brands
Horse and Livestock	4 Star, Barrett, Sooner, Wilson, Sundowner, Kiefer Built, W-W, Exiss

Utility	Wells Cargo, PACE, Haulmark, US Cargo, Cargo Mate

Car Trailers and Race Car Transporters	HighTech, Competition, Wells Cargo, Haulmark, PACE, Champion< UltraComp

Motorcoaches

The motorcoach industry is highly competitive, particularly in XL and “highline” Class A models. Featherlite is the dominant producer of Prevost H model bus conversion motorcoaches, but also manufactures Prevost XL models. In 2003, the Company became a dealer for Foretravel Class A motorcoaches manufactured by Foretravel, Inc. Competition is based primarily on quality and price, although other factors such as brand name, reliability, design features, warranty and service are also important. The Company believes it competes favorably with its competitors with respect to each of these factors. The brand names of the Company’s principal bus conversion competitors, all of which are located domestically, include: Marathon, Liberty, and Royale. The principal manufacturers in the specially-designed chassis “highline” Class A models include: Monaco, Fleetwood, Winnebago and Thor.

Manufacturing

Trailers

The Company manufactures all of its trailers at plants located in Cresco and Shenandoah, Iowa. Except for tires, brakes, couplers, axles and various other purchased items, the Company fabricates its component parts for its trailers. Most raw materials and standard parts, including aluminum extrusions and sheet metal, are available from multiple sources.

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

The Company purchases its motorcoach shells from one manufacturer, Prevost Car Company, Inc. (Prevost) of Sainte-Claire, Quebec, Canada, although the Company could purchase certain shells from other manufacturers. The Company provides Prevost with its estimated yearly motorcoach requirements. Once the Company provides Prevost with detailed specifications for a coach, it becomes obligated to execute a consignment agreement and take delivery of the coach when it is completed. In the event Prevost is unable to deliver motorcoach shells to the Company, the Company’s revenues and profits could be materially and adversely affected.

In 2003, the Company entered into an agreement with Amadas Coach Corporation (Amadas) by which Amadas agreed to perform conversion work on a limited number of Prevost XLII motorcoach shells in accordance with the specifications provided by the Company for a defined price. This agreement was discontinued in 2004.

Raw Materials

Aluminum is a significant material used in the manufacture of trailers and represents about 14 percent of consolidated cost of sales. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc., and Indalex, Inc., and the majority of its sheet metal from Ryerson Tull and Aluminum Line Products. The identity of particular suppliers and the quantities purchased from each varies from period to period. Prices of aluminum, the principal commodity used in the Company’s business, fluctuate daily in the open market. It has been the Company’s practice to obtain fixed price contracts from suppliers to reduce the risk related to fluctuations in the cost of aluminum for approximately 80% to 90% of its expected annual requirements. While the Company continues to monitor aluminum prices on a daily basis for buying opportunities, it has not yet obtained such contracts for 2005 and may not. The Company is purchasing aluminum to meet its production requirements at current market prices for aluminum. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the event that one or more of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company’s production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s product. Increases in the prices of aluminum and other supplies may adversely affect margins on the Company’s products if our requirements exceed the amount of our aluminum purchases covered by fixed price contracts, or if the Company is unable to recover such price increases in the form of increased selling prices to its customers.

In addition to obtaining fixed contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would “lock in” the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company’s actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company’s product. The Company has no such contracts at December 31, 2004 and has no current plans to engage in hedging.

The Company also uses steel in the manufacture of its trailers. Steel is purchased from 4 different vendors dependent on best pricing and availability at the time of order. In 2004, steel purchases were about 2 percent of consolidated cost of sales.

Backlog

At December 31, 2004 the Company had unfilled confirmed orders from its customers in an aggregate amount of approximately $25.2 million, with $17.5 million in trailer orders and $7.7 million in motorcoach orders, compared to an aggregate amount of $29.8 million at December 31, 2003, with $18.3 million in trailer orders and $11.5 million in motorcoach orders. At February 28, 2005, the Company had unfilled confirmed orders from its customers in an aggregate amount of approximately $19.0 million, with $13.3 million in trailer orders and $5.7 million in motorcoach orders, compared to an aggregate amount of $31.5 million at February 29, 2004, with $20.5 million in trailer orders and $11.0 million of motorcoach orders. All orders in backlog at December 31, 2004 and February 28, 2005, are expected to be filled during 2005.

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

Government and Industry Regulation

The Company and its products are subject to various foreign, federal, state and local laws, rules and regulations. The Company builds its trailers and motorcoaches in accordance with the regulations of the federal Department of Transportation and other accepted industry standards. The Company is a member of the National Association of Trailer Manufacturers (“NATM”) and manufactures its trailers in compliance with NATM’s recommended manufacturing procedures. The Company is also governed by regulations relating to employee safety and working conditions and other activities. A change in any such laws, rules, regulations or standards, or a mandated federal recall by the National Highway Transportation Safety Administration (NHTSA), could have a material adverse effect on the Company.

In 2002, Congress authorized the National Highway Traffic Safety Administration (NHTSA), to enact new early warning reporting requirements for vehicle manufacturers referred to as the “Tread Act”. This act requires certain transportation manufacturers, including the Company, to provide detailed reporting of various warranty claims and repairs performed on products produced by transportation manufacturers. The Company has met these new requirements during the 2003 and 2004 fiscal year and expects to maintain compliance with these requirements in the future. A new regulation by NHTSA requires manufacturers to install new tire labeling on all vehicles under 10,000 pounds Gross Vehicle Weight Rating (GVWR) by September 1, 2005. The Company does not anticipate delays in meeting these new regulatory requirements.

Patents and Trademarks

The Company has registered FEATHERLITE® as a trademark for used in conjunction with trailers in the United States and has registered or applied for registration of FEATHERLITE AND DESIGN, as a trademark for use in conjunction with trailers in Canada, Iceland, Australia, Germany, Singapore, Austria, Greece, Spain, Hungary, Sweden, Russia, China, Ireland, Switzerland, Czech Republic, Italy, United Kingdom, Republic of Korea, Japan, Denmark, Benelux, Finland, Norway, and France. It has also registered or applied for registration of these trademarks for a variety of promotional items. In general, such registrations will remain in force through the year 2008, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL® series. In October 1995, the Company acquired the rights to the DIAMOND D® trademark and has registered it as a trademark in the United States. In addition, the Company has obtained certain trailer design and utility patents relating to race car transporters, snowmobile trailers and horse trailers and vehicle anti-sway bars. The Company considers these patents, which have renewal dates ranging from 2007 to 2014, to be important to the trailer business.

The Company has a United States registered trademark for VANTARE BY FEATHERLITE®, FEATHERLITE VOGUE®, “FEATHERLITE VANTARE®” and “FEATHERLITE LUXURY COACHES®” for motorcoaches in the United States. In addition the Company has registered the trademark VANTARE® in the United States and has registered or applied for registration of the trademark VANTARE® in, Canada, Iceland, Australia, Germany, Singapore, Austria, Greece, Spain, Hungary, Sweden, Russia, China, Ireland, Switzerland, Czech Republic, Italy, United Kingdom, Republic of Korea, Japan, Denmark, Benelux, Finland, Norway, and France.

Warranty

The Company warrants the workmanship and materials of certain parts of the main frame of its aluminum trailers under a limited warranty for a period of six years and such parts of certain other Company trailers as well as other products manufactured by the Company for periods of one to five years. The limited warranty does not include normal wear items, such as brakes, bearings and tires. The Company’s warranty obligations are expressly limited to repairs and replacement of parts. Historically, there have been no significant recalls of the Company’s trailers for replacement of major components or parts, except in 2002 there was a recall issued on certain models of steel gooseneck trailers, which has been completed. The expense of warranty claims for repairs or replacement of parts, including the previously mentioned recall, has been less than 1% of the Company’s net trailer sales.

The Company warrants for one year the workmanship and materials related to certain parts of its motorcoaches. Otherwise, warranties applicable to components purchased from vendors are applicable. The warranty of the manufacturer of the shell, transmission and engine generally is for two years. In August 2000, the Company began offering additional limited warranty on certain specified components of the FEATHERLITE VANTARE® motorcoach for an additional twenty four months. Historically, there have been no recalls of the Company’s motorcoaches for replacement of major components or parts and warranty claims for repairs or replacement of parts have been less than 2 percent on net motorcoach sales.

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

Employees

As of December 31, 2004, the Company had 1,381 employees, of whom 1,300 are full-time and 81 are part-time, as follows: Production and production support – 1,140, Sales and Marketing - 156, and Administration - 85.

The Company is not a party to any collective bargaining agreements and believes that it has good working relationships with its employees.

The Company’s success is highly dependent on its senior management, including Conrad D. Clement, President and Chief Executive Officer. The loss of Mr. Clement’s services could have a material adverse effect on the Company’s business and development. There can be no assurance that an adequate replacement could be found for Mr. Clement in the event of his departure. The Company carries and is beneficiary to a $10 million term life insurance policy on Mr. Clement.

The Company has an agreement with an Iowa community college which provides approximately $250,000 for job training purposes over a period ending in 2008. The amounts borrowed under this agreement are to be repaid, together with interest, over a ten year period, from state withholding taxes on employees wages earned at the Company’s Iowa facilities. This agreement began in 1998 and repayment was completed in January 2005.

Forward-looking Information and Risks

We have made, and may continue to make, various written or verbal forward-looking statements with respect to our business, including statements contained in this annual report on Form 10-K, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements are those involving the outcome of future events that are based upon current expectations, estimates, forecasts and projects as well as the current beliefs and assumptions of our management. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement. The Private Securities Litigaiton Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.

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

Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Featherlite wishes to caution readers that the factors discussed below in “Risk Factors,”, among others, in some cases have affected, and in the future could affect, Featherlite’s actual results and could cause Featherlite’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite.

Risk Factors

The Company may not be able to increase prices sufficiently to cover increases in cost of aluminum and other costs . Prices of aluminum, the principal commodity used in the Company’s business, fluctuate daily in the open market. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc. and Indalex, Inc. and the majority of its sheet metal from two large suppliers, Ryerson Tull. and Aluminum Line Products Co. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the past, the Company has had contracts with certain of the above suppliers to fill a substantial portion of its projected needs for aluminum for the forthcoming year at fixed prices. The Company has not obtained such contracts for 2005 and is purchasing aluminum to meet its production requirements at current market prices for aluminum. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to 2005, this could have an adverse impact on the Company’s operating results if the cost of aluminum in 2005 increases significantly above 2004 levels and the Company cannot increase its product prices sufficiently to cover aluminum and other cost increases. The Company implemented a 5 percent price increase on its aluminum trailers effective on January 1, 2005 to help offset increased aluminum costs it is currently experiencing, but there can be no assurance the price increase will be sufficient or that increased sales prices will not harm demand. Our commodity risks are discussed further in Item 7A of this annual report on Form 10-K under “Commodity Risk.”

Changes in customer discretionary spending may cause our sales volume and product mix to fluctuate. A large portion of our sales involve discretionary spending by our customers, and may be delayed or cancelled in times of economic uncertainty. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. While we experienced significant sales growth in 2004, a return to a static or declining growth rate in the overall demand for our products may harm our sales and hinder our ability to maintain operating results and our liquidity

The Company may not be able to maintain compliance with, or obtain future waivers for non-compliance with, various restrictive covenants under its credit facilities. During 2002, the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). (These agreements are discussed more fully in Note 8 to the consolidated financial statements.) Each of these agreements contain affirmative and restrictive covenants. In 2004 and 2005, the lenders amended their agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond. The Company was in compliance with all of these covenants during 2004 and as December 31, 2004, but has required waivers of compliance for certain covenants in 2003 and certain prior years. Although management believes it will be able to maintain compliance with these covenants in 2005, violations could occur allowing the lenders their option to accelerate payment of the debt.

The Company’s motorcoach credit facility availability could be reduced. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. On February 22, 2005 the agreement was amended as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach when it has been financed more than 360 days and all financing will be due in full on day 720; and (ii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and 1.5% per month curtailments will begin on day 721 until day 1,080 when all financing on the unit will be due in full. As of February 22, 2005 the Company had borrowings of $2.2 million which were repaid to GE as a result of the revised advance rates. Future aggregate availability under this agreement could be reduced if the Company is unable to sell certain new or used coaches before the financing expires under this amended agreement. This may require the Company to use financing available from its other credit line or to obtain additional financing from other sources. There can be no assurance such financing will be available.

The value of the Company’s motorcoach inventory fluctuates. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2004, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by $500,000, $1.4 million and $632,000 in 2004, 2003 and 2002, respectively, in order to facilitate their sale. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results and reduce the capital advances available under its credit facility with GE.

The Company begins motorcoach production before customer orders are received. To maintain a level production schedule, production often begins on motorcoaches before orders have been received from specific buyers. As of December 31, 2004, approximately 70% of the coaches in production and to be completed over the next four months had not been sold to specific customers. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. If the motorcoaches are not sold according to expectations, the Company may have to reduce selling prices which would harm its profitability. Further, if the sale periods for motorcoaches are substantially longer than expected, capital advances available under the Company’s credit facility with GE will be reduced and liquidity may be harmed.

We may not have the capital resources to maintain pace with technology improvements. To remain competitive, the Company is required from time to time to make capital expenditures for machinery to remain competitive and to improve operating efficiencies and output. While the Company does not currently anticipate significant capital expenditures will be required in the near future, the Company may not have sufficient liquidity and may not be able to obtain additional financing for such any required capital expenditures as necessary. Failure to keep pace with technological improvements in manufacturing trailers and motorcoaches could lead to reduced competitiveness and increased cost and production inefficiencies. The occurrence of any of these events could further harm our liquidity and results of operations.

The Company relies upon one supplier for motorcoach shells and one vendor for special graphics. There is a risk related to the loss or interruption in the supply of bus conversion shells from the Company’s sole supplier of these shells. The Company purchases all of its bus conversion shells from Prevost Car Company, which is owned by Volvo Bus Corporation. The Company also uses one subcontractor to provide paint and graphic design work to meet customer specifications on certain custom trailers and specialty transporters. In the event Prevost is unable to deliver motorcoach shells to the Company or the subcontractor is unable to provide its services on a timely basis, the Company’s revenues and profits could be adversely affected.

We purchase our aluminum from a limited number of vendors. We may have difficulty receiving our requirements for aluminum (our principal raw material component) if we lose one of our major suppliers of aluminum. In the past, this risk has been relatively nominal as there have been alternate sources of supply. In recent years, however, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company’s operations may be harmed.

Startup operations may have adverse impact on operating results. As discussed in Note 5 to the consolidated financial statements included in this annual report on Form 10-K, in October 2003, the Company reopened a facility in Pryor, Oklahoma as a sales and service center. The Company sustained losses of about $660,000 and $124,000 in restarting and operating this facility in 2004 and 2003, respectively. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2005, the Company may be required to accrue additional costs related to this facility. Also, the Company is a 51 percent owner in a Company that sells car care products as discussed in Note 4 to the consolidated financial statements. The Company has invested $197,000 in this entity in 2004 and 2003 and has absorbed total losses of $194,000 in those years. Continued capital requirements and operating losses of this entity could have an adverse impact on the Company’s future operating results and liquidity.

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

All of the Iowa properties described above are subject to a security interest by U.S. Bank National Association as described in Note 8 to the consolidated financial statements.

The Company leases motorcoach production and office facilities from Seminole Port Authority in Sanford, Florida at an approximate annual cost of $388,000 under the terms of an operating lease that expires in 2007. This facility includes approximately 79,000 square feet of inside space, as well as 6,000 square feet for outside service bays. In October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project, including land and development costs, was approximately $5.5 million. In 2002, the sales office and service center were sold to an unrelated outside party and leased back by the Company with an initial term of 7 years under the terms of a capitalized lease as described in Note 8 to consolidated financial statements included in this annual report on Form 10-K. In January, 2005, the Company exercised its option to repurchase this facility for $5.3 million.

The Company leases property in Mocksville, North Carolina under the terms of an operating lease at an approximate annual cost of $80,000, which has an initial term of ten years ending in 2006, with options to extend the initial term up to an additional ten years. These facilities are being used to provide service for Featherlite trailers and transporters and for the retail sale and service of Featherlite luxury motorcoaches.

The Company acquired the rights to certain office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma in 1998. This facility includes approximately 150,000 square feet of production and office space and was used to manufacture luxury motorcoaches. The facility is owned by Oklahoma Ordnance Works Authority and is being leased to the Company at an approximate annual cost of $299,000 under the terms of an operating lease which expires in March, 2011. In 2000, the Company leased approximately 15 acres of land adjacent to this facility at an approximate annual cost of $27,000 for a period expiring in March 2011. In 2001, the Company shut down its Pryor, Oklahoma, manufacturing facility. The Company has not been successful in subleasing this facility and as discussed in Note 5, in October 2003 reopened this location as a sales and service facility for recreational vehicles and motorcoaches, including units owned by others and recreational vehicles repossessed by financial institutions.

ITEM 3.	LEGAL PROCEEDINGS

The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily for product liability for which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel handling such matters, that the resolution of such suits will not have a material adverse effect on the financial position of the Company.

During 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. At December 31, 2003, the Company accrued a liability and charged cost of sales for $354,000 for the estimated loss on the resale of a motorcoach to be reacquired and related legal costs. During 2004, the Company paid off this accrued liability and related interest and dropped its appeal of this decision.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:

Name	Age	Present Position with Company
Conrad D. Clement	60	President, Chief Executive Officer and Director

Jeffery A. Mason	64	Chief Financial Officer and Director

Tracy J. Clement	38	Executive Vice President and Director

Gary H. Ihrke	58	Vice President of Operations & Secretary

Eric P. Clement	35	Vice President & General Manager, Trailer Division

James S. Wooley	57	Vice President and President Luxury Motorcoach Division

Larry D. Clement	59	Treasurer

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

Eric P. Clement has been Vice President & General Manger, Trailer Division since January 2005. Prior to that Mr. Clement was Vice President of Sales since March 1996 after service as Vice President of Operations since January 1991. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation and an owner of Clement Properties, an affiliate of the Company. Mr. Clement is a shareholder of Nevada Coach Partners, LLP, the entity that owns a controlling interest in ULC.

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

PART II

ITEM 5.	MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Smallcap Market under the Nasdaq symbol “FTHR”. Quotations below represent the high and low closing sales price, by quarter, for the years ended December 31, 2004 and 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$4.69	$3.01	$3.00	$1.96
Second Quarter	8.19	3.29	2.30	1.76
Third Quarter	8.40	5.50	2.35	1.87
Fourth Quarter	6.99	4.00	3.55	2.13

As of March 31, 2005, the Company had approximately 250 shareholders of record. The Company is restricted from paying dividends by its agreements with lenders. See Liquidity and Capital Resources in Item 7 for a discussion of these restrictions.

ITEM 6.	SELECTED FINANCIAL DATA

STATEMENT OF INCOME DATA (In thousands, except per share data)

	2004	2003	2002	2001	2000
Net sales	$216,361	$179,974	$193,166	$212,786	$242,486
Cost of goods sold *	182,678	156,940	167,152	194,754	212,738

Gross profit *	33,683	23,034	26,014	18,032	29,748
Selling and administration*	25,243	20,595	20,347	21,756	26,471
Amortization of intangibles	—	—	—	—	636
Restructuring charge (credit)	—	(222)	400	1,572	—
Asset impairment charge	—	—	—	—	8,781

Operating income (loss)	8,440	2,661	5,267	(5,296)	(6,140)
Interest expense	(2,304)	(2,466)	(3,032)	(4,300)	(4,996)
Other income (expense), net*	331	299	202	(491)	544

Income (loss) before taxes	6,467	494	2,437	(10,087)	(10,592)
Benefit (provision) for income taxes	(1,658)	106	258	1,240	728
Minority interest in subsidiary	81	105	—	—	—

Net income (loss)	$4,890	$705	$2,695	$(8,847)	$(9,864)

Net income (loss) per share
Basic	$0.68	$0.11	$0.41	$(1.35)	$(1.51)

Diluted	$0.64	$0.10	$0.38	$(1.35)	$(1.51)

Weighted average shares outstanding
Basic	7,219	6,689	6,535	6,535	6,531
Diluted	7,697	7,300	7,158	6,535	6,531

BALANCE SHEET DATA (End of Period, in thousands)
	2004	2003	2002	2001	2000
Working capital	$21,831	$18,148	$6,092	$1,641	$12,149
Total assets	92,213	86,600	92,271	97,171	123,959
Long-term debt, net of current maturities	15,335	18,418	7,230	7,386	11,821
Total shareholders’ investment	25,363	20,292	17,955	15,141	24,012

QUARTERLY FINANCIAL DATA (Unaudited, in thousands except per share data)

					Net Income (loss) Per Share
	Net Sales*	Gross Profit*	Operating Income (Loss)	Net Income (Loss)	Basic	Diluted
2004
First Quarter	$56,416	$8,582	$2,360	$1,236	$0.17	$0.16
Second Quarter	58,151	9,062	2,819	1,504	0.21	0.20
Third Quarter **	45,168	6,874	615	940	0.13	0.12
Fourth Quarter	56,626	9,165	2,645	1,210	0.17	0.16
2003
First Quarter	$41,710	$5,138	$(392)	$(676)	$(0.10)	$(0.10)
Second Quarter ***	47,364	6,512	1,859	898	0.14	0.12
Third Quarter ***	45,731	6,355	1,155	467	0.07	0.06
Fourth Quarter ***	45,169	4,856	(154)	16	0.00	0.00

*	Prior year amounts reclassified to conform to 2004 presentation

**	Includes tax benefit of $829,000.

***	Includes inventory write-downs of $325,000, $402,000 and $642,000 in second, third and fourth quarters, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition, including information on the Company’s two principal business segments as set forth in Note 13 to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. This discussion should be read together with the Company’s consolidated financial statements for the same periods, which are included in this annual report on Form 10-K.

Fiscal Year 2004 Compared to Fiscal Year 2003

The following table summaries changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the years 2004 and 2003:

	Year 2004 vs. 2003 Increase (decrease)		Percent of Net Sales
CONSOLIDATED DATA	Amount (mils)	Percent Change	2004	2003
Net Sales	$36.4	20.2%	100.0%	100.0%

Gross profit	10.6	46.2	15.6	12.8
Selling and administrative expenses	4.6	22.6	11.7	11.4
Restructuring charge (credit)	0.2	100.0	—	(0.1)

Income from operations	5.8	217.2	3.9	1.5
Interest expense	(0.2)	(6.6)	(1.1)	(1.4)
Other income (expense)	0.0	10.7	0.2	0.2

Income before income taxes	6.0	NM *	3.0	0.3
Benefit (provision) for income taxes	(1.8)	NM *	(.8)	0.1
Minority interest in subsidiary loss	—	—	—	—

Net income	$4.2	593.6%	2.3%	0.4%

SEGMENT DATA	Year 2004 vs. 2003 Increase (decrease)		Percent of Net Sales
Net Sales
Trailers	$26.2	25.6%	59.4%	56.8%
Motorcoach	10.2	13.2	40.6	43.2

Income before income taxes
Trailers	$4.7	112.9%	4.2%	2.5%
Motorcoach	2.3	213.6	0.6	(0.6)
Corporate and other	(1.0)	(37.9)	(1.8)	(1.5)

*	NM means percentage change calculation Not Meaningful

On a consolidated basis, the Company’s net income for the year ended December 31, 2004 was $4.9 million or $0.64 cents per diluted share, compared with net income of $705,000, or $0.10 cents per diluted share in the same period of 2003. The improved annual results in 2004 were primarily a result of increased gross profit realized from greater unit sales volume, partially offset by increased marketing and administrative costs.

Consolidated net sales for the year 2004 increased by $36.4 million (20.2 percent) to $216.4 million compared to net sales of $180.0 million for the same period in 2003, primarily reflecting, we believe, an improvement in general economic conditions and consumer confidence. For the trailer segment, sales of specialty trailers and transporters increased by 25.6 percent compared to the same period in 2003 as unit sales in 2004 improved over 2003 by 23.4 percent. There were increases in all product categories except specialty trailers, and average net revenue per unit improved by 1.8 percent in 2004 compared to 2003. The average net revenue improvements reflect a more favorable mix of products with higher average prices and the full effect of a 3.0 percent price increase in May 2003, partially offset by an increase in sales program rebates and discounts in 2004. Motorcoach segment net sales increased by 13.1 percent over the same period in 2003 as total unit sales increased by 16.2 percent, with increases of 4.2 percent and 21.7 percent in unit sales of new and used motorcoaches, respectively. The effect of these increases was partially offset by a 2.7 percent decline in average net revenue per unit sold due to the significant increase in the number of lower price used units sold.

Consolidated gross profit margin increased by $10.6 million to $33.6 million in 2004 from $23.0 million in 2003. This improvement was attributable to increased sales volume in both segments in 2004 compared to 2003. As a percentage of sales, consolidated gross profit margin for the year of 2004 was 15.6 percent in 2004 compared to 12.8 percent in 2003. Trailer margin percentages for the current year were 2.2 percentage points higher than the same period in 2003, primarily the result of manufacturing efficiency improvements due to increased volume, changes in product mix and the further implementation of lean manufacturing processes, which increased the average gross margin per unit sold. Motorcoach gross profit margin increased by 3.3 percentage points in 2004 compared to 2003. This increase resulted primarily from improved percentage margins realized on sales of both new and used coaches as well as reduced labor and overhead costs, including the non-recurrence in 2004 of a loss settlement accrual of $354,000 in 2003, as well as an $869,000 reduction in write-downs on used motorcoaches held in inventory.

Consolidated selling and administrative expenses increased by $4.6 million in 2004, to $25.2 million, a 22.6 percent increase, from $20.6 million in 2003. As a percentage of sales, these expenses increased to 11.7 percent in 2004 from 11.4 percent in 2003. Trailer segment expenses increased by 17.1 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to generating and maintaining higher sales volume as well as increased sales commissions and matching 401(K) contributions. Motorcoach segment expenses increased by 29.0 percent in 2004 compared to 2003 mainly due to increases in marketing costs related to higher volume and reopening the sales and service center in Pryor, Oklahoma. Corporate and other expenses increased by $1.0 million in 2004 compared to 2003, primarily reflecting increased executive management performance bonus accruals based achievement of annual performance goals.

There was no recurrence in 2004 of the restructuring credits of $222,000 that were realized in 2003 (as discussed further in Note 5 to consolidated financial statement included in this Annual Report on Form 10-K).

Consolidated interest expense decreased by $162,000 in 2004 compared to 2003 as the result of lower average borrowing levels in 2004. Other income increased by $32,000 in 2004 compared to 2003 due in part to increased fees from retail finance companies.

Minority interest in subsidiary loss represents the 49 percent minority owner’s share of pre-tax losses in FCC, the Company’s 51 percent owned entity that was formed in 2003 to market car care products. These losses amounted to $81,000 in 2004 and $105,000 in 2003. The accompanying consolidated statement of operations includes the accounts of FCC, which reflects a total operating loss of $165,000 in 2004 compared to $216,000 in 2003.

Consolidated income before taxes (IBT) increased by $6.0 million in 2004 to $6.5 million compared to $494,000 in 2003. This increase reflects an increase in trailer segment IBT of $4.7 million due mainly to increased sales volume, an increase in motorcoach segment IBT of $2.3 million due to increased sales volume and improved gross margin on sales, offset by an increase in corporate and other expenses of $1.0 million due to increased management performance bonus accruals.

The overall effective income tax provision rate was 25.3 percent in 2004 compared to an income tax benefit of 17.7 percent in 2003. The 2004 effective rate was lower than the Company’s combined federal and state corporate tax rate due to the tax benefit of 12.7% associated with the reversal of the $829,000 deferred tax asset valuation allowance recorded in the third quarter due to the improvement of the Company’s operating results in 2004 and its improved outlook for the future. The low 2003 effective income tax benefit rate was primarily a result of the reduction in the deferred tax asset valuation allowance due to a $545,000 decrease in net deferred tax assets that resulted in a 91 percent reduction in tax rate.

Fiscal Year 2003 Compared to Fiscal Year 2002

The following table summaries changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the years 2003 and 2002:

	Year 2003 vs. 2002 Increase (decrease)		Percent of Net Sales
CONSOLIDATED DATA	Amount (mils)	Percent Change	2003	2002
Net Sales	$(13.2)	(6.8)%	100.0%	100.0%

Gross profit	(3.0)	(11.5)	12.8	13.4
Selling and administrative expenses	0.2	1.2	11.4	10.5
Restructuring charge (credit)	(0.6)	(155.5)	(0.1)	0.2

Income from operations	(2.6)	(49.5)	1.5	2.7
Interest expense	0.6	18.7	1.4	1.5
Other income (expense)	0.1	48.0	0.2	0.1

Income before income taxes	(1.9)	(79.7)	0.3	1.3
Benefit (provision) for income taxes	(0.2)	(58.9)	0.1	0.1
Minority interest in subsidiary loss	0.1		—	—

Net income	$(2.0)	(73.8)%	0.4%	1.4%

SEGMENT DATA	Year 2003 vs. 2002 Increase (decrease)		Percent of Net Sales
Net Sales
Trailers	$(3.5)	(3.3)%	56.8%	54.8%
Motorcoach	(9.7)	(11.1)	43.2	45.2

Income before income taxes
Trailers	$(1.0)	(18.1)%	2.5%	2.8%
Motorcoach	(0.7)	(182.5)	(0.6)	(0.2)
Corporate and other	(0.2)	(5.9)	(1.5)	(1.4)

On a consolidated basis, the Company’s net income for the year ended December 31, 2003, was $705,000 or $0.10 cents per diluted share, compared with net income of $2.7 million, or $0.38 cents per diluted share for the same period in 2002. This significant reduction primarily reflects: decreased gross profit from (1) reduced sales volume as the overall number of trailer and motorcoach units sold declined in 2003 as compared to the same period in the prior year; and (2) increased write-downs of used motorcoaches due to lower estimated resale market values. These decreases were partially offset by a reduction in interest expense and selling costs and by the realization of certain income tax benefits.

Consolidated net sales for 2003 decreased by $13.2 million (6.8 percent) to $180.0 million compared with $193.2 million in 2002. This decrease in 2003 primarily reflects an overall decline of 6.7 percent in unit sales. Sales of specialty trailers and transporters decreased by 3.3 percent as unit sales declined 6.5 percent with reductions in all product categories except car hauler and utility trailers. This decline was partially offset by an increase of 3.4 percent in average net revenue per unit due to a more favorable mix of products with a higher average price and the affect of 3.0 percent price increases in both 2003 and 2002 on most trailer models, partially offset by an increase in sales program rebates and discounts in 2003 compared to 2002. Motorcoach segment sales decreased 11.1 percent as unit sales declined 14.9 percent. This reduction in unit sales was partially offset by a 4.5 percent increase in the average revenue per unit as there were more higher priced units sold. Unit sales of new motorcoaches decreased by 15.8 percent as the result of lower sales of less popular XL models and discontinued Featherlite Vogue® models. Unit sales of used coaches also declined 14.5 percent in part due to fewer trade-ins and reduced new unit sales.

Consolidated gross profit margin decreased by $3.0 million to $23.0 million in 2003 from $26.0 million in 2002. As a percentage of sales, consolidated gross profit margin was 12.8 percent in 2003 compared to 13.5 percent in 2002. This overall decline in consolidated gross profit margin reflects the decline in net sales as discussed above, but was also partially attributable to lower percentage margins on trailer sales and reduced percentage margins realized in the motorcoach segment. Trailer margins were 0.5 percentage points lower in 2003 compared to the same period in 2002 primarily as a result of increased material costs attributable to changes in product mix, including increased sales of used units, partially offset by reduced labor and overhead costs due to improved efficiencies resulting from changes in sales volume and product mix. Motorcoach gross profit margins decreased by 1.1 percentage points as lower margins were realized on sales of new and used units as prices were reduced to sell less popular/discontinued models and as the result of the following additional charges: (1) A provision of $1.4 million in 2003 to reduce the inventory cost of used coaches to estimated market value compared to a similar provision of $722,000 in 2002; and (2) a charge of $354,000 for the loss on a litigation settlement

Consolidated selling and administrative expenses increased by $248,000 in 2003 to $20.6 million, a 1.2 percent increase from $20.3 million in 2002. As a percentage of sales, these expenses increased to 11.4 percent in 2003 from 10.5 percent in 2002, primarily reflecting the reduced sales volume. Trailer segment expenses remained unchanged. Motorcoach segment expenses decreased by about $603,000 (8.3 percent) due mainly to reduced commissions as the result of lower sales and lower advertising and promotion costs. Corporate and other expenses increased by $858,000 (41.0 percent) as the result of increased depreciation on the aircraft and the inclusion of $187,000 of Featherlite Chemical Corporation’s (FCC) selling and administration expenses in 2003.( See Note 4 to the consolidated financial statements included in this annual report on Form 10-K.)

A net restructuring credit of $222,000 was realized in 2003. This resulted from a favorable lawsuit settlement that cancelled accounts payable in the amount of $170,000 included in restructuring charges recorded in 2001 and the elimination of the balance of the accrual related to the Pryor, Oklahoma facility, which was reopened in October 2003 (as discussed further in Note 5 to consolidated financial statements included in this Annual Report on Form 10-K). In 2002 a restructuring charge of $400,000 was recorded for costs related maintaining this facility until it was subleased.

Consolidated interest expense decreased by $566,000 in 2003 compared to 2002 as the result of lower average interest rates and borrowing levels in 2003. Other income, net, increased by $97,000 in 2003 due mainly to the non-recurrence of financial advisory fees related to investigating strategic financing alternatives in 2002 partially offset by royalties received.

Minority interest in subsidiary earnings represents the equity interest of the 49 percent owner in FCC. FCC was formed in 2003 to market car care products. The accompanying consolidated statement of operations for the year ended December 31, 2003 include the accounts of FCC, which reflect a total operating loss of $216,000 for this period.

Consolidated income before taxes (IBT) was $494,000 in 2003 compared to $2.4 million in 2002. This decrease of $1.9 million (80.0 percent) in 2003 includes a decrease in trailer segment IBT of $986,000 due mainly to decreased sales volume, a decrease in motorcoach segment IBT of $697,000 mainly due to decreased sales volume and increased write-downs in used motorcoach inventory and an increase in corporate and other net expense by $155,000 primarily due to the increased FCC expenses in 2003, for the reasons discussed above.

The overall effective income benefit was 17.7 percent in 2003 compared to an income tax benefit of 10.6 percent in 2002. The 2003 effective income tax benefit rate was primarily a result of the reduction in the deferred tax asset valuation allowance due to a decrease in net deferred tax assets. The 2002 effective tax benefit rate reflects a $690,000 tax refund (28.3 percent reduction in rate) as a result of the Jobs Creation and Worker Assistance Act of 2002 and a $495,000 reduction in the valuation allowance on deferred tax assets (20.3 percent reduction in rate) due to a decrease in net deferreds.

Outlook

We are cautiously optimistic about the rate of sales growth in 2005, although unfilled confirmed order backlog has decreased in both our specialty trailer and motorcoach segments. At December 31, 2004 the new order backlog for trailers of $17.6 million is 4 percent below its level of $18.3 million at December 31, 2003. Motorcoach backlog has decreased by 33% to a level of $7.7 million at December 31, 2004 compared to $11.5 million at December 31, 2003. These backlogs have continued to decline in the early months of 2005, with trailer backlog at $13.3 million at February 28, 2005 compared to $19.7 million at February 29, 2004, and motorcoach backlog of $5.7 million at February 28, 2005 compared to $11.9 million at February 29, 2004. We believe the decrease in trailer backlog can be attributed primarily to the heavy buying by dealers in the fourth quarter of 2004 in anticipation of a 5% increase in prices as of January 1, 2005 for all trailers invoiced after that date that were not in backlog at December 31, 2004 to offset increased aluminum costs in 2005. We believe that the price increase has decreased the new order levels in the early months of 2005 as the dealers’ inventories are being reduced. Management believes the reduction in motorcoach backlog primarily reflects a change in customer buying preferences, i.e., buying completed coaches rather than ordering a custom coach for future delivery and does not reflect a reduction in the demand for motorcoaches. Management expects that sales in both business segments will continue to improve if the national economic business conditions improve and consumer uncertainty diminishes. There is continuing focus by the Company on sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in increasing order levels to maintain or exceed the 2004 sales volume or that the price increase initiated as of January 1, 2005 will be sufficient to offset increased aluminum and other cost increases that may be incurred in 2005.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced 90 new and enhanced models of trailers in 2004 and added motorcoach models with enhanced features.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the year ended December 31, 2004, the Company’s operating activities provided net cash of $7.2 million. At December 31, 2004, the Company had approximately $9.5 million available to borrow under its credit lines compared to $6.7 million at December 31, 2003, an increase of $2.8 million as availability under these both lines increased due to changes in eligible receivables and inventories.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.44 : 1 at December 31, 2004, compared with a ratio of 1.38 : 1 at December 31, 2003. This ratio has improved as a result of operating results and cash flow. The ratio of total debt to shareholders’ investment decreased to 1.54 to 1 at December 31, 2004 from 2.15 to 1 at December 31, 2003. This ratio improved as stockholders’ investment increased during 2004 as a result improved net income for the year.

To maintain an efficient level of trailer production, increased expenditures for working capital items may be required from time to time to support production levels in excess of sales. A significant increase in trailer backlog beginning in the fourth quarter 2003 and through the first two quarters of 2004 led to an increase in raw materials and work in process inventories by $2.7 million. The production workforce was also expanded proportionally with the increased level of orders. Production levels in excess of new order levels especially during the last two quarters of 2004 have resulted in the growth of finished trailer inventories by $2.9 million. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company. At the Company’s request, U.S Bank increased its asset-based revolving credit commitment from $14 million to $17 million in December 2004 to provide funding for this inventory growth.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of December 31, 2004, approximately 70 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 59 percent at December 31, 2003. For the year ended December 31 2004, total units produced exceeded units sold and new coach inventory increased by $2.1 million. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the first quarter of 2005, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, management performance bonus payments, 401k matching contribution payment and other fixed obligations that will require cash flows of $11.3 million, including $2.2 million paid to GE due to changes in advance rates on certain coaches on February 22, 2005. Additional payments may be required for the commitments and contingencies referred to in Note 9 to the consolidated financial statements included in this annual report on Form 10-K. These payments are expected to be funded by cash generated from operations as well as availability on existing lines of credit.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 8 to the consolidated financial statements included in this annual report on Form 10-K, is a summary of the Company’s agreements with its principal lenders:

1.	The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of December 31, 2004, net availability on the revolving credit line was $11.3 million with about $4.2 million outstanding. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $98,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule ($7,700 plus interest on outstanding balance of $460,000 at December 31, 2004) and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at December 31, 2004.

2.	The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of December 31, 2004, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $21.8 million with $19.4 million outstanding. The Company was in compliance with all the covenants of this agreement at December 31, 2004.

3.	In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. As of December 31, 2004, $1.9 million was outstanding on this agreement. The Company was in compliance with the financial covenants of this agreement.

4.	The Company’s motorcoach shell manufacturer provides shells to the Company on a 4-month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period. At December 31, 2004, the amount due the Company’s shell manufacturer for consigned shells was $7.3 million and there were no shells with an expired consignment term.

5.	On January 21, 2005, the Company entered into a Mortgage Agreement with GE Commercial Finance Business Property Corporation (GE Property) whereby the Company borrowed the funds to purchase for $5.3 million the Sanford, Florida property it uses as a sales and service center for the motorcoach division. The mortgage note matures on February 1, 2017, bears interest at 6.49 percent per annum and requires monthly principal and interest payments of $52,874. Prior to entering into this agreement, the Company was using this property under the terms of a lease agreement and it was recorded on the Company’s balance sheet as a capital lease obligation. As this property was previously recorded as a capitalized lease, the Company does not expect a significant increase in annual depreciation or interest expense.

Certain Other Obligations

As described in Note 9 to the consolidated financial statements included in this annual report on Form 10-K, the Company is subject to a number of commitments and contingencies that may affect its liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the year ended December 31, 2004, as reflected in the condensed consolidated statements of cash flow:

Operating activities provided net cash of $7.1 million. The Company’s net income of $4.9 million included non-cash depreciation and amortization of $2.4 million and other non-cash items in an aggregate net amount of $178,000. Net changes in receivables, inventories and prepaid assets used cash of $5.2 million. The substantial portion of this change resulted from total inventory levels increasing by about $6.4 million as a $8.9 million increase in raw materials, work in process, and new trailer and motorcoach inventories was partially offset by a $2.5 million decrease in used motorcoach inventories and an aggregate $1.3 million decrease in receivables, leased trailers and prepaid expenses. Net changes in accounts payable, accrued liabilities and other current liabilities provided cash of $4.8 million. Changes in these liabilities included, among other items: an increase of $758,000 in motorcoach shells payable as work in process increased, a $960,000 increase in trade accounts payables due to increased terms from trade creditors; and an increase of $3.0 million in accrued liabilities due mainly to increased accruals for payroll, incentive bonuses, 401K match contributions and dealer holdback payments.

The Company’s investing activities used cash of $1.9 million, principally for the purchase of plant and equipment. In 2004, U.S. Bank renewed the availability of a capital expenditure financing under a $2.7 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment in 2004 and 2005. Borrowings against this term note were $460,000 at December 31, 2004 for capital expenditures in 2004.

The Company’s financing activities used net cash of $5.2 million, including $2.9 million for net reductions in wholesale financing and line of credit borrowings, a $1.3 million net reduction in other long term debt, which is net of $460,000 received by the Company on its Capital Expenditure Term Note, as discussed in the preceding paragraph, and $2.1 million for Trade Creditors Repayment Plan payments. Checks issued but not presented for payment increased by $824,000. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

The Company believes that its current sources of liquidity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2005 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Contractual Obligations

Contractual obligation In 000’s	Total	1 year or less	2-3 Years	4-5 Years	More Than 5 years
Long-term debt (1)	$8,357	$1,445	$5,059	$1,853	$—
Capitalized lease (1)(4)	4,434	254	574	3,606	—
Interest payments on fixed rate debt (5)	1,305	511	645	149	—
Operating leases (2)	4,099	1,129	1,990	644	336
Purchase obligations (3)	3,811	3,811	—	—	—

Total	$22,006	$10,489	$8,268	$6,252	$336

(1)	See Note 8 to consolidated financial statements included in this annual report on Form 10-K.

(2)	See Note 9 to consolidated financial statements included in this annual report on Form 10-K.

(3)	The Company has no contracts with suppliers to buy aluminum in 2005 at agreed upon prices; however, it has firm commitments with the motorcoach shell manufacturer to purchase a number of shells in 2005.

(4)	On January 21, 2005, this capitalized lease was terminated and the Company purchased the leased property using the proceeds of a $5.3 million mortgage, which is payable in monthly installments of $52,874, including annual interest at 6.49% for a period of 12 years.

(5)	Does not include interest that varies with the prime rate on approximately $31 million of debt.

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements at December 31, 2004 or during the year then ended.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated, and could harm the Company’s future liquidity.

The Company’s critical accounting policies that we believe require the most significant estimates and assumptions by management, include the following:

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and includes materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process. The Company writes down its inventory for obsolescence, and the difference between the cost of inventory and its estimated market value. In the past, the Company has recorded significant reductions in the value of its used motorcoach inventory. Inventory write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

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

Other: The Company has reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, vacation and accounts receivable. Establishing loss reserves for these matters requires use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, as better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

ITEM  7A.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2004, as reported to the Company by its suppliers was $0.85 in 2004, $0.68 in 2003, and $0.65 in 2002. The current average aluminum cost per pound for 2005 delivery is $0.92 for the first two months of 2005. The Company’s cost of aluminum, which was approximately 14 percent of consolidated cost of sales in 2004, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. In 2004, the Company obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduced substantially the risk of aluminum cost fluctuations for the year. The Company has not yet obtained such commitments for 2005. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to 2005, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above 2004 levels in 2005 and the Company cannot increase its product prices sufficiently to cover such increases. The Company initiated a 5 percent price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2004 unless they were ordered and in backlog at December 31, 2004. Management believes this price increase will cover the higher aluminum costs in 2005. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s products.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Approximately $31 million of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $193,000 at current debt levels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Except for the report of the Company’s independent auditors, which is set forth below, the consolidated financial statements and notes appear on pages 31 through 46. Quarterly financial data appears in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Featherlite, Inc.:

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ investment and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Featherlite, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 29, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Other than “Executive Officers of the Registrant”, which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors, codes of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections labeled “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that appear in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections labeled “Principal Shareholders”, “Management Shareholdings” and Equity Compensation Plans” that appear in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Transactions” that appears in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 15 is incorporated herein by reference to the section labeled “Fees of Independent Public Accountants” that appears in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements:

	The following consolidated financial statements of the Company and subsidiary are filed as part of this Form 10-K:

		Form 10-K Page

	Independent Auditors’ Reports	27

	Consolidated Balance Sheets at December 31, 2004 and 2003	31

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	32

	Consolidated Statements of Shareholders’ Investment and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	32

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	33

	Notes to Consolidated Financial Statements	34

(2)	Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	50

(3)	Exhibits. See Exhibit Index on page	47

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEATHERLITE, INC.

	By:	/s/ Conrad D. Clement
Conrad D. Clement
Date: March 31, 2005		President and Chief Executive Officer

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

Signature	Title	Date

/s/ Conrad D. Clement Conrad D. Clement	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Jeffery A. Mason Jeffery A. Mason	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Tracy J. Clement Tracy J. Clement	Executive Vice President and Director	March 31 , 2005

/s/ Charles A. Elliott Charles A. Elliott	Director	March 31, 2005

/s/ Thomas J. Winkel Thomas J. Winkel	Director	March 31, 2005

/s/ Kenneth D. Larson Kenneth D. Larson	Director	March 31, 2005

/s/ Terry E. Branstad Terry E. Branstad	Director	March 31,2005

Featherlite, Inc.

Consolidated Balance Sheets

December 31, 2004 and 2003

( In thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$179	$173
Receivables, net	4,781	6,033
Refundable income taxes	497	783
Inventories	61,730	55,638
Leased promotional trailers	1,669	1,501
Prepaid expenses	1,827	1,850
Deferred tax asset	1,275	—

Total current assets	71,958	65,978

PROPERTY AND EQUIPMENT :
Land and improvements	4,515	4,501
Buildings and improvements	12,397	12,159
Machinery and equipment	16,477	15,181

	33,389	31,841
Less-accumulated depreciation	(17,386)	(15,610)

Net property and equipment	16,003	16,231

OTHER ASSETS	4,252	4,391

	$92,213	$86,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Wholesale financing and other notes payable	$22,106	$22,759
Current maturities of long-term debt	1,699	2,113
Checks issued but not yet presented	2,900	2,076
Motorcoach shell costs payable	7,277	6,519
Trade acounts payable	4,323	3,363
Trade creditors repayment plan	—	2,064
Accrued liabilities	9,124	6,323
Customer deposits	2,698	2,613

Total current liabilities	50,127	47,830

LONG-TERM DEBT
Bank line of credit	4,243	6,454
Other long-term debt, net of current maturities	11,092	11,964

Total long-term debt	15,335	18,418

DEFERRED INCOME TAXES	1,340	—
DEFERRED GRANT INCOME	45	60
MINORITY INTEREST IN SUBSIDIARY	3
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ INVESTMENT
Common stock - 7,243 and 7,196 shares outstanding	18,327	18,214
Additonal paid-in capital	4,238	4,170
Retained earnings (deficit)	2,798	(2,092)
Total shareholders’ investment	25,363	20,292

	$92,213	$86,600

The accompanying notes are an integral part of these consolidated balance sheets.

Featherlite, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

( In thousands, except per share data)

	2004	2003	2002
Net sales	$216,361	$179,974	$193,166
Cost of sales	182,678	156,940	167,152

Gross profit	33,683	23,034	26,014
Selling and administrative expenses	25,243	20,595	20,347
Restructuring charge (credit) (Note 5)	—	(222)	400

Income from operations	8,440	2,661	5,267

Other income (expense):
Interest expense	(2,304)	(2,466)	(3,032)
Other income(expense), net	331	299	202

Total other expense	(1,973)	(2,167)	(2,830)

Income before taxes	6,467	494	2,437
Income tax (provision) benefit	(1,658)	106	258
Minority interest in subsidiary loss	81	105	—

Net income	$4,890	$705	$2,695

Net income per share-basic	$0.68	$0.11	$0.41

-diluted	$0.64	$0.10	$0.38

Consolidated Statements of Shareholders’ Investment and Comprehensive Income

For the years ended December 31, 2004, 2003 and 2002

(In thousands)

	—Common Stock—		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Investment
	Outstanding Shares	Amount
Balance, December 31, 2001	6,535	16,595	4,062	(5,492)	(24)	15,141
Fair value of warrants issued			95			95
Comprehensive income:
Net income for the period				2,695		2,695
Realized loss on interest rate swap agreement, net of tax					24	24

Total comprehensive income						2,719

Balance, December 31, 2002	6,535	$16,595	$4,157	$(2,797)	$—	$17,955
Common stock issued upon conversion of subordinated promissory note and interest	661	1,619				1,619
Fair value of stock options issued			13			13
Comprehensive income:
Net income for the period				705		705

Total comprehensive income						705

Balance, December 31, 2003	7,196	$18,214	$4,170	$(2,092)	$—	$20,292
Fair value of stock options issued			43			43
Exercise of stock options	47	113				113
Tax benefit of stock option exercised			25			25
Comprehensive income:
Net income for the period				4,890		4,890

Total comprehensive income						4,890

Balance, December 31, 2004	7,243	$18,327	$4,238	$2,798	$—	$25,363

The accompanying notes are an integral part of these consolidated financial statements.

Featherlite, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002 (In thousands)

	2004	2003	2002
CASH FLOWS FROM (USED FOR )OPERATING ACTIVITIES:
Net income	$4,890	$705	$2,695
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	2,339	2,536	2,135
Fair value of stock options issued	43	13	—
Non-cash restructuring (credit) charge	—	(222)	400
Amortization of prepaid advertising, net	162	117	163
Amortization of warrant	—	—	95
Grant income	(15)	(15)	(15)
Minority interest increase (decrease)	(81)	(105)	—
Provision for deferred income taxes	65	—	—
Tax benefit of stock options exercised	25
Loss (gain) on sales of property	(21)	(45)	(109)
Changes in current operating items
Receivables	1,252	(85)	(1,098)
Refundable income taxes	286	346	1,625
Inventories	(6,387)	3,071	4,383
Leased promotional trailers	(229)	535	(175)
Prepaid expenses	(45)	13	(289)
Trade accounts payable	960	(164)	(2,650)
Motorcoach shell costs payable	758	863	(1,875)
Accrued liabilities	2,987	(1,881)	(414)
Customer deposits	85	1,296	(887)

Net cash from operating activities	7,074	6,978	3,984

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
Purchases of property and equipment	(1,934)	(997)	(1,629)
Proceeds from sale of equipment	158	142	299
Deposit on Sanford property financing	(106)	—	—
Payment for non-compete agreement	—	—	(25)

Net cash used for investing activities	(1,882)	(855)	(1,355)

CASH FLOWS FROM (USED FOR )FINANCING ACTIVITIES
Repayments on trade creditors repayment plan	(2,064)	(2,620)	(2,808)
Proceeds from wholesale financing and other notes payable	19,373	6,872	9,221
Repayments of wholesale financing and other notes payable	(20,026)	(9,802)	(10,971)
Proceeds from bank line of credit	224,845	193,191	219,568
Repayments of bank line of credit	(227,056)	(193,536)	(219,995)
Change in checks issued not yet presented	824	668	(1,653)
Proceeds from other long-term debt	524	983	12,732
Repayments of other long-term debt	(1,810)	(2,022)	(10,029)
Proceeds from issuance of common stock for options	113	—	—
Proceeds from capital contributions of FCC minority shareholders	91	98
Payment of loan acquisition costs	—	—	(223)
Proceeds from subordinated convertible note	—	—	1,500

Net cash used for financing activities	(5,186)	(6,168)	(2,658)

Net cash increase (decrease) for period	6	(45)	(29)
Cash, beginning of period	173	218	247

Cash, end of period	$179	$173	$218

Supplemental disclosures: Interest payments	$2,191	$2,553	$4,343
Trailers exchanged for advertising	122	—	551
Income tax payments	1,864	477	1,557

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Featherlite, Inc. is engaged in the manufacture and distribution of various types of specialty trailers and luxury motorcoaches as well as related parts, accessories and services. Specialty trailers are manufactured at facilities in Iowa, while luxury motorcoaches are manufactured in Florida. Its Oklahoma motorcoach manufacturing location was closed in 2001; the Company reopened this facility as a motorcoach resale and service center in October, 2003 (see Note 5). Trailers are primarily sold to authorized dealers throughout the United States and Canada. Terms and conditions for business are defined by standard agreements with each authorized dealer. Luxury motorcoaches are sold directly to end-user customers. Featherlite Aviation Company, a wholly owned subsidiary, is involved in the purchase and resale of used business class aircraft, but has not had any purchases or sales of aircraft in 2004, 2003 or 2002. Featherlite Chemicals Holdings, LLC, a wholly owned subsidiary, owns a 51 percent interest in Featherlite Chemicals, LLC (FCC) that was formed and began operations in 2003 to market and sell car care products as discussed in Note 4.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Featherlite, Inc., and its wholly owned subsidiaries, Featherlite Aviation Company and Featherlite Chemicals Holdings LLC, , which are referred to herein as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Statement Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: valuation of used trailer and motorcoach inventory, depreciable lives of property and equipment, allowance for doubtful accounts, and reserves for obsolete and excess inventory, warranty and self-insurance. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Ultimate results could differ from these estimates.

Concentrations: The Company purchases all of its motorcoach shells for conversion from one supplier. The purchases represented approximately 10%, 9%, and 9% of consolidated cost of sales for the years ended December 31, 2004, 2003 and 2002, respectively. Although there are a limited number of manufacturers of motorcoach shells, management believes that other suppliers could provide similar shells on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely, also, aluminum purchases were approximately 14 percent of consolidated cost of sales in the year ended December 31, 2004.

Receivables: Receivables are stated net of an allowance for doubtful accounts of $465,000 and $312,000 at December 31, 2004 and 2003, respectively.

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and includes materials, labor and overhead costs. Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process. Inventories were as follows at December 31, 2004 and 2003 (in thousands):

	2004	2003
Raw materials	$7,491	$6,176
Work in progress	15,362	13,116
Finished trailers and motorcoaches	23,750	18,199
Used trailers and motorcoaches	15,127	18,147

Total	$61,730	$55,638

In 2004 and 2003, the Company evaluated the carrying value of its motorcoach inventories and recorded total charges of $500,000 and $1.4 million, respectively, to cost of sales to reduce the carrying cost of this inventory to its estimated net realizable value. Finished and used inventories are presented net of $1.0 million and $946,000 of valuation allowances to reflect such inventories at lower of cost or market at December 31, 2004 and 2003, respectively.

Prepaid Expenses: Prepaid expenses primarily include the unamortized portion of annual property, casualty and third party liability insurance premiums. These premiums are amortized to expense over the insurance year.

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

Revenue Recognition: The Company recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin (MSO), invoice the customer under normal billing and credit terms and hold the trailer or motorcoach and related MSO for a short period of time, as is customary in the industry, until pick-up or delivery and receipt of payment. Products are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is normally required except in unusual circumstances. At December 31, 2004 and 2003, respectively, a reserve of $15,000 and $67,000 was provided for certain agreed upon trailer repurchases.

Revenue from sales of parts is recognized when the part has been shipped. Revenue from the delivery and servicing of trailers and motorcoaches is recognized when the service is completed. Revenues related to shipping and deliveries are included as a component of net sales and the related shipping costs are included as a component of cost of sales.

Stock-based Compensation: The Company has a stock option plan for directors, officers and key employees. In 2003, it adopted SFAS No. 123, “Accounting for Stock Based Compensation” under the transition provisions allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Prior to 2003, -it accounted for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. For more information on the Company’s stock-based compensation, see Note 12 to these consolidated financial statements.

The following table illustrates the effect on net income and net income per common share for the years ended December 31, 2004, 2003 and 2002, as if the Company had applied SFAS No. 123 in those years:

	2004	2003	2002
Net income (000’s) As reported	$4,890	$705	$2,695
Stock-based compensation expense included in reported net income, net of related tax effects	43	13	—
Stock-based compensation expense, determined under fair value method of all awards, net of related tax effects	(66)	(64)	(615)

Pro forma net income	$4,867	$654	$2,080

Basic net income per share
As reported	$0.68	$0.11	$0.41
Pro forma	0.67	0.10	0.32

Diluted net income per share
As reported	$0.64	$0.10	$0.38
Pro forma	0.63	0.09	0.29

The fair value of each option shown below has been estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for grants in 2004, 2003, and 2002:

	2004	2003	2002
Weighted average fair value of options granted during the year	$3.58	$1.13	$1.43
Dividend Rate	0%	0%	0%
Price Volatility-5 year options		71.3%	71.0%
Price Volatility-10 year options	70.2%		71.5%
Risk-free interest rate-5-year options		2.7%	4.4%
Risk-free interest rate-10-year options	3.9%		4.0%
Expected life -5 year options		5 yrs.	5 yrs.
Expected life -10 year options	10 yrs		10 yrs.

Income Taxes: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 7 to these consolidated financial statements.

Comprehensive Income or Loss: Comprehensive income or loss consists of the Company’s net income and unrealized losses from an interest rate swap agreement and is presented in the consolidated statements of shareholders’ investment and comprehensive income.

Reclassifications: Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no affect on net income or stockholders’ investment as previously reported.

New Accounting Pronouncements:

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004. FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As of the end of 2004, we have not drawn any conclusion regarding this opportunity to our overall strategy and expect to complete the evaluation of this opportunity 2005.

In December 2004, the Financial Accounting Standards Board (FASB) released its final revised standard, Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We have no outstanding liability based service awards. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as is currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Adoption of SFAS 123R is required for interim or annual periods beginning after June 15, 2005. We adopted SFAS 123 in 2003 through the provisions allowed in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The adoption of SFAS 123R in the third quarter of 2005 will not have a material impact on our consolidated financial position, results of operations, or cash flow.

.In November 2004, the FASB issued FAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which is effective for the company on January 1, 2006. The standard amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The company is currently evaluating the impact of this standard.

Note 3. Other Assets

Other assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Aircraft held for resale	$2,580	$2,760
Deposits	717	649
Leased promotional trailers	637	578
Advertising and promotion	174	238
Deposit on building repurchase	106	—
Other	38	166

Total	$4,252	$4,391

Aircraft Held for Resale: The Company is a licensed aircraft dealer and markets used business-class aircraft. At December 31, 2004 and 2003, the Company owned one used aircraft. Aircraft purchased for resale are stated at the lower of cost or estimated net realizable value. The Company periodically evaluates the aircraft’s net realizable value and, if necessary, reduces the carrying value. During 2004, 2003 and 2002, the Company wrote down the aircraft by $232,000, $480,000 and $160,000, respectively, with charges to selling and administrative expenses to reflect declines in its estimated market value.

Deposits: The Company has deposits on motorcoach shells in the amount of $320,000 at December 31, 2004 and 2003. The motorcoach shell manufacturer will hold these deposits as long as the Company holds motorcoaches on a consignment basis as discussed in Note 8. The Company also has other deposits with its workers compensation administrators and others in the amount of $397,000 and $329,000 and December 31, 2004 and 2003, respectively.

Leased promotional trailers: Leases of promotional trailers beyond one year are classified as long-term as discussed in Note 2.

Advertising and promotion: The Company exchanged trailers and coaches primarily for promotional and advertising services of an equivalent value. These contracts were capitalized at the cost basis of the inventory exchanged. These agreements, including those classified as prepaid expenses of $131,000 and $106,000 at December 31, 2004 and 2003, respectively, are being amortized over the period the services will be rendered. Amortization to advertising expense was $162,000 in 2004, $117,000 in 2003, and $163,000 in 2002.

Deposits on building repurchase: The Company had made deposits totaling $106,000 at December 31, 2004 with GE Commercial Finance Business Property Corporation (GE Commercial) in connection with securing a mortgage to repurchase the Sales and Service Center in Sanford, Florida that is presently leased. These deposits were applied against closing and other costs related to this repurchase when it was completed on January 21, 2005 as discussed further in Note 8 to consolidated financial statements.

Note 4. Investment in Featherlite Chemicals LLC (FCC)

During the years ended December 31, 2004 and 2003, the Company paid $108,000 and $89,000 respectively, as capital contributions to FCC. The accounts of FCC are consolidated with the accounts of Featherlite. The principal business activity of FCC is to market and sell car care products manufactured by Benbow Chemical Packaging, Inc. (the 49 percent minority owner) under the Featherlite Car Care brand name and a NASCAR license agreement. At December 31, 2004, the capital contribution of the owners exceeded the operating losses of FCC by $5,900. The minority interest’s share of that excess was $2,900 at December 31, 2004. At December 31, 2003, the operating losses of FCC exceeded the owners’ capital contributions and minority interests share of that excess ($7,000) was included in other assets. The Company and Benbow are committed to continue to make additional capital contributions to fund the operations of FCC in 2005, as necessary.

Note 5. Restructuring Charge

In June 2001, the Company adopted a plan to shut-down and sublease its Pryor, Oklahoma manufacturing facility and suspend development and manufacturing of the Vogue 6000 motorcoach line. The Company closed this facility in August 2001. An accrual in the amount of $4.5 million was made in the financial statements in 2001, including $2.9 million charged to cost of sales, to provide for exit and other costs related to this restructuring. As a result of the Company’s inability to sublease this facility in 2002, the Company began exploring alternative options to use this facility again. In 2003 and 2002, prior to the decision to reopen the facility as a sales location, an additional $100,000 and $400,000, respectively, in additional restructuring charges were recorded. In October 2003 the Company opened this facility as a sales center for recreational vehicles and motorcoaches and the remaining unused balance in the accrual, which was not material to the consolidated financial statements, was reversed against restructuring charges resulting in a net credit of $222,000.

Note 6. Trade Creditor Repayment Plan

In November, 2001 the Company implemented a Trade Creditor Repayment Plan (the Plan) with certain of its trade creditors. During 2004, 2003 and 2002 the Company made payments in accordance with the Plan of $2.1 million $2.6 million and $2.8 million, respectively. At December 31, 2004, there is no remaining unpaid obligation under the Plan.

Note 7. Income Tax Matters

The components of the (provision) benefit for income taxes for the years ended December 31 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current
Federal	$(1,443)	$200	$258
State	(150)	(94)	—

	(1,593)	106	258

Deferred	(65)	—	—

Total	$(1,658)	$106	$258

The statutory Federal income tax ( provision) benefit rate is reconciled to the effective income tax (provision) benefit rate as follows for years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Statutory Federal income tax (provision) benefit rate	(34.0%)	(34.0%)	(34.0%)
Increase (decrease) in rate arising from:
State income taxes, net of Federal income tax effect	(2.3)	(15.7)	—
Valuation allowance increase (decrease)	12.7	91.0	20.3
Benefit from carryback claim to prior years	—	—	28.4
Non-deductible expenses	(1.7)	(23.6)	(4.1)

Effective tax (provision) benefit rate	(25.3%)	17.7%	10.6%

The Job Creation and Workers Assistance Act of 2002 enabled the Company to amend its 2001 Federal income tax return and claim additional deductions relating to its self-insured employee medical plan. These deductions increased the 2001 income tax loss, which carried back to prior years resulting in refunds of taxes paid in those years. In addition, tax law changes enabled the Company to claim refunds for Alternative Minimum tax payments made in prior years. These refunds, which totaled $690,000, were recorded as a reduction of the provision for income taxes in the third quarter of 2002.

Deferred tax assets and liabilities consist of the following components as of December 31, 2004 and 2003 (in thousands) :

	2004	2003
Deferred tax asset:
Accrued expenses	799	973
Accrued warranty expenses	464	452
Inventory allowances	367	159
Receivable allowances	98	101
State tax loss carryforward	75	—

Total deferred tax assets	1,803	1,685

Deferred tax liabilities:
Depreciation	$(1,340)	$(856)
Prepaid expenses	(528)	—

Total deferred tax liabilities	(1,868)	(856)

Net deferred tax (liability) asset	(65)	829

Valuation allowance	$—	$(829)

At December 31, 2003, there was a deferred tax asset valuation allowance equal to the net deferred tax asset. This valuation reserve had been recorded in 2003 because the Company was uncertain that future taxable income would be sufficient to realize the asset within a reasonable period of time. In 2004, this allowance was eliminated because of the improvement in the Company’s operating results during the year and its improved outlook for the future.

At December 31, 2004, the Company had refundable income taxes of $497,000 resulting from excess deposits during the year on estimated taxable income. At December 31, 2003, the Company had refundable income taxes of $783,000, including $548,000 of deposits made during the year on estimated taxable income and a $235,000 carryback claim from the 2003 Federal net operating loss. At December 31, 2004 and 2003, the Company has no Federal net operating loss carryforwards, but has carryforwards available to offset certain state income taxes.

Note 8. Financing Arrangements

Wholesale Financing and Other Notes Payable: At December 31, 2004 and 2003, wholesales financing and other notes payable consist of the following (in thousands):

	2004	2003
GE Commercial Distribution Finance Company (GE) wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime ( 5.25% and 4.25% at December 31, 2004 and 2003); secured by the financed motorcoaches and other assets of the Company	$19,426	$20,640
Regions Bank (Regions) floor plan financing agreement, monthly interest at the prime rate plus 0.5% (5.75% at December 31, 2004); secured by financed Foretravel motorcoaches and Coachmen trailers-	1,880	1,456

Note payable with an insurance premium finance company	800	663

	$22,106	$22,759

The motorcoach wholesale financing agreement with GE, which originated in 1997 and was amended in 1998, 2002 and 2005, provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. At December 31, 2004, the aggregate loan value of eligible coaches under this financing agreement was $21.8 million and $19.4 million was borrowed and outstanding. Amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. On February 22, 2005, the agreement was amended as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach when it has been financed more than 360 days and all financing will be due in full on day 720; (ii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and a 1.5% per month curtailment will begin on day 721 until day 1,080 when all financing on the unit will be due in full and (iii) the financial covenants in the agreement were modified to conform in all material respects to those contained in the Company’s lending agreement with U.S. Bank. As of February 22, 2005, the Company had borrowings of $2.2 million which were repaid GE as a result of the revised advance rates. This amount was provided from availability on the Company’s existing line of credit with GE. The agreement requires certain covenants, which are summarized in the table on the following page. The Company was in compliance with these covenants in 2004. This agreement is subject to cancellation by GE at any time and the Company may cancel at anytime without penalty.

In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, Birmingham, Alabama, to provide up to $3.0 million of wholesale financing for 100 percent of the cost of new motorcoaches purchased by the Company from Foretravel, Inc. for resale. The agreement requires, among other covenants, a minimum current ratio of 1.2:1 and a leverage ratio of 5:1 or less. The Company was in compliance with these covenants at December 31, 2004.

Line of Credit and Term Notes: On December 24, 2004, the 2002 Amended and Restated Loan Agreement (Agreement) with U.S. Bank was further amended to provide financing in an aggregate amount of $27.8 million (previously $24.2 million), including a $17 million (previously $14 million) asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and a $2.7 million as a term loan for new equipment purchases. The Agreement previously provided a special advance of $1.0 million for any 60 day period requested by the Company until December 31, 2004 and is not available in 2005. This amended Agreement is for a period ending October 31, 2008 with annual interest accruing on outstanding balances at 5.25% and 4.25%, which is prime rate at December 31, 2004 and prime rate plus 0.50 percent at December 31, 2003. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of December 31, 2004, the asset-based availability on the revolving credit line was $14.2 million with $2.9 million used for letters of credit and the remaining $11.3 million available to borrow, of which there were $4.2 million of borrowings outstanding at December 31, 2004. Repayment of advances on the new equipment term note ($460,000 as of December 31, 2004) are made monthly based on a 60 month amortization from the time the advance is made, with the unpaid balance due on October 1, 2008, unless otherwise extended. The Agreement requires the Company to notify the Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the financial covenants summarized in the table that follows. As of December 31, 2004, the Company was in compliance with these covenants.

Based on the Company’s operating results for 2004 and its business plan for 2005, management believes that the Company will meet all the quarterly and year-end restrictive financial covenants of its lenders, as defined by the underlying agreements (including those with U.S. Bank and GE as revised), which are as follows (amounts in 000’s):.

Financial Covenant	Lender	2004 Covenant	December 31, 2004 Actual	2005 Covenant
Minimum Tangible Net Worth	GE*	$15,000	$21,634	Eliminated
Maximum Leverage	GE*&Regions	5 : 1	3.09:1	5:1
Minimum Current Tangible Ratio	GE*	1.15 : 1	1:31 : 1	Eliminated
Minimum Current Ratio	Regions	1.20:1	1.44:1	1.20:1
Three Month Trailing Net Income	GE*	Positive three month income measured monthly	Achieved	Eliminated
Minimum Consolidated Fixed Charge Ratio	U.S. Bank	1 : 1	1.51 : 1	1 : 1
Minimum Tangible Net Worth	U.S. Bank	4.25 : 1	2.84 : 1	4.25 : 1
Minimum Annual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	U.S. Bank	$6,500	$11,192	$6,500
Maximum Annual Capital Expenditures	U.S. Bank	$2,000	$1,934	$2,000

*	On February 22, 2005, an amendment was made to the Wholesale Financing Agreement with GE that conformed the remaining GE financial covenants as of December 31, 2004 and for each quarter ending in 2005 to be the same as those in the U.S. Bank loan agreement.

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

Checks Issued Not Yet Presented: In connection with the U.S Bank line of credit, the Company has a controlled disbursement bank account. Deposits are applied to reduce the outstanding balance on the line of credit and advances from the line of credit are used to pay the checks issued when they are presented to the bank for payment. As of December 31, 2004 and 2003, there was $2.9 million and $2.1 million, respectively, of checks that had been issued but not yet presented for payment.

Other Long-Term Debt: Other long-term debt consisted of the following at December 31, 2004 and 2003 (in thousands):-

	2004	2003
U.S. Bank term notes payable; interest at prime (5.25% at December 31, 2004) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 then due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$5,505	$6,393
Capitalized lease of Florida real estate; payable in monthly installments of $50,000 thru July 31, 2007; lease terminated in January 2005 and replaced with mortgage debt. See note below.	4,434	4,669
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,749	2,882
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	103	133

Total Less current maturities	12,791 (1,699)	14,077 (2,113)

	$11,092	$11,964

Capitalized leases: In July, 2002, GBNM Partnership purchased the Company’s sales and service center in Sanford, Florida for $5.0 million. The Company then entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this has been recorded as a sale/leaseback financing transaction. No gain or loss was recognized was recognized on this transaction and the carrying cost of the property ( $5.1 million) and annual depreciation expense remained unchanged. On January 21, 2005, the Company terminated this lease and exercised its option to repurchase this facility for $5.3 million. This purchase was financed with a mortgage in approximately that amount from GE Commercial Finance Business Property Corporation. This mortgage note bears an annual interest rate of 6.49% and is payable over a 12 year term by monthly principal and interest payments of $53,000. It is secured by the Sanford property. The Company also leases for a period of 4 years a delivery vehicle with an aggregate carrying cost of $50,000 which is being depreciated over a 5 year period.

Interest Rate Swap Agreement: From 1999 to June 30, 2002, the Company was a party to an interest rate swap with First Union Bank, which was accounted for as an interest rate hedge of $4.0 million of fixed rate debt. The remaining loss on this swap of $24,000 was recognized on June 30, 2002, when the First Union note was paid in full and swap was terminated with a payment of $149,000.

Annual maturities of other long-term debt, including the capitalized leases, during the five years subsequent to December 31, 2004 are as follows (in thousands):

Year	Amount
2005	$1,699
2006	1,727
2007	3,906
2008	2,176
2009	3,283

Total	$12,791

Note 9. Commitments and Contingencies

Inventory Repurchase Arrangements: Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to purchase certain repossessed products from the financial institutions or to reimburse the institutions for unpaid balances including finance charges, plus costs and expenses. The Company was contingently liable under these arrangements for a maximum amount of $15.0 million and $11.7 million at December 31, 2004 and 2003, respectively. The Company has been required to repurchase $ 0, $38,000 and $273,000 in 2004, 2003 and 2002, respectively, from financial institutions due to the default of dealers. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on annual basis has been less than 1 percent of annual sales and the repossessed inventory has been sold to other dealers with little or no loss. The Company has no motorcoach dealers and, accordingly, has no repurchase obligation with respect to motorcoaches.

Self Insurance: The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual exposure under these programs varies as follows: For health claims there is an annual stop loss limit of $150,000 per claim but no aggregate loss limit. For workers compensation claims there is a $250,000 occurrence limit and an aggregate limit of $2.2 million. At December 31, 2004, $2.1 million was accrued for estimated incurred but not reported and unpaid claims, including $1.5 million for workers compensation claims and $623,000 for health claims. The Company has obtained irrevocable standby letters of credit in the amount of $2.9 million in favor of the workers’ compensation claims administrators to guarantee settlement of claims. These letters of credit have reduced the amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 8 to these consolidated financial statements.

Operating leases: The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expense under these operating leases for the years ended December 31, 2004, 2003, and 2002, was approximately $1.3 million in each year. The approximate annual minimum future lease payments under these operating leases for the five years subsequent to December 31, 2004 and thereafter, are as follows (in thousands):

Year	Amount
2005	$1,129
2006	1,094
2007	896
2008	375
2009	269
Thereafter	336

Total	$4,099

Litigation: The Company, in the course of its business, has been named as a defendant in various legal actions. These actions are primarily for product liability claims in which the Company is covered by insurance subject to applicable deductibles. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel handling such matters, that the resolution of such matters will not have a material adverse effect on the financial position of the Company.

During 2003, a jury reached a verdict in favor of a plaintiff requiring the Company to repurchase a motorcoach. At December 31, 2003, the Company accrued a liability and charged cost of sales for $354,000 for the estimated loss on the resale of a motorcoach to be reacquired and related legal costs. During 2004, the Company paid off this accrued liability and related interest and dropped its appeal of this decision.

Aluminum and other purchase commitments: The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2005. In prior years the Company had obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At December 31, 2004 , the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $3.8 million in 2005.

Warranty: The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to these consolidated financial statements. Following is a summary of the changes in these liabilities during the years ended December 31, 2004 and 2003(In thousands):

	2004	2003
Balance beginning of year	$1,225	$1,431
Provision for units sold during period	1,803	1,261
Adjustments of prior period provision	—	88
Claims paid during the period	(1,807)	(1,555)

Balance, end of year	$1,221	$1,225

Other: The Company has an agreement with an Iowa community college that provides approximately $250,000 for job training purposes from the State of Iowa. The amount advanced to the Company for theses purposes is to be repaid, together with interest, over a ten-year period ending in 2008, from state withholding taxes on employees wages earned at the Company’s Iowa facilities. In January 2005, the Company was notified that this obligation had been fully repaid.

Note 10. Employee Retirement Savings Plan

The Company sponsors a 401(k) employee retirement savings plan, which covers substantially all employees after one year of employment. The Company may annually elect to match a portion of the each employee’s contributions and has elected to match a portion of the first four percent of such contributions in the years ended December 31, 2004, 2003 and 2002. The Company’s contribution to the plan was $389,000 and $180,000 for the years ended December 31 2004 and 2002. No matching contribution was made for the year ended December 31, 2003

Note 11. Related-Party Transactions

The Company recorded sales of approximately $7.8 million, $6.7 million, and $3.3 million in 2004, 2003, and 2002, respectively, to certain Featherlite dealers and Featherlite Credit Corporation, which are entities owned by majority shareholders and executives of the Company. These sales were made at the same prices offered other Featherlite dealers. The Company has no repurchase commitments to these entities. However, the Company purchased trailers and motorcoaches that were previously leased to third parties from Featherlite Credit Corporation and resold them to unrelated customers. These purchases aggregated $529,000, $908,000, and $400,000 in 2004, 2003 and 2002, respectively, and were resold for $575,000, $947,000 and $425,000 The Company had receivables from these related parties of $102,000 at December 31, 2004 and $134,000 at December 31, 2003.

The Company leases equipment from certain shareholders/executives and Clement Properties, an entity owned by the majority shareholders of the Company during current and prior periods. Payments related to these leases totaled $86,000 in 2004, $84,000 in 2003, and $86,000 in 2002 with $427,000 remaining to be paid in monthly installments ending at varying dates in 2008. During 2004, 2003, and 2002, the Company also leased various aircraft from certain shareholders. Payments for leased aircraft totaled $6,100 in 2004, $11,000 in 2003, and $26,000 in 2002.

Featherlite Credit Corporation reimbursed the Company $91,000, $89,000, and $87,000 for salaries and other costs paid by the Company in 2004, 2003, and 2002, respectively.

In 2001, the Company agreed to pay $303,000 to Clement Properties, for costs incurred related to the acquisition and development of land for a sales and service center in North Carolina. The Company decided not to lease this property and agreed to pay this amount to be released from this obligation. This amount, without interest, was paid in equal monthly installments over a three year period that ended in December 2004, with $105,000. $108,000 and $90,000 paid in 2004, 2003 and 2002, respectively.

In 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC will purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one year period at market prices. ULC is a related party controlled by executive officers and majority shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite has agreements with ULC to lease it office space and to provide service work on the ULC motorcoaches. During 2004 and 2003, ULC purchased six motorcoaches and various services from the Company in an aggregate amount of $141,000 and $3.6 million, respectively. The Company had receivables of $3,200 and $21,500 from ULC at December 31, 2004 and 2003, respectively. In 2004, the state of Florida rescinded ULC’s right to sell timeshares and ULC has ceased doing business.

In 2003, the Company purchased a used motorcoach from Clement Enterprises, LLC, a company owned by the President and CEO of the Company, at its estimated fair market value of $600,000. This motorcoach was then resold to ULC by the Company for $630,000. In 2004, the Company leased this motorcoach back from ULC under the terms of an operating lease for a ten month ending December 31, 2004 with a total rental payment of $120,000. This motorcoach is being used by a third party for sales promotion purposes.

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

Stock Option Plans: At December 31, 1998, the Company reserved 1,100,000 shares of common stock for issuance as options under the Company’s 1994 Stock Option Plan (the 1994 Plan) until July 31, 2004 when the Plan terminated and the granting of options under this plan ended. At the annual meeting in June 2004, the shareholders approved the 2004 Equity Incentive Plan, which reserved 600,000 shares of common stock for issuance as options after that date. All options granted under the 1994 plan remain in effect until the expiration date specified when granted.

Options may be granted to employees and directors at the discretion of the Board of Directors, which may grant either incentive stock options or non-statutory stock options. All options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant (110 percent for employees owning more than 10 percent of the outstanding stock on the date of grant). The options are non-transferable and expire at varying dates, but do not exceed ten years from date of grant. Options were granted during 2004 and 2003 with a fair value of $43,000 and $13,500 as determined by the Black-Scholes option pricing model were charged against selling and administrative expenses and additional paid in capital in 2004 and 2003.

A summary of the status of these Plans at December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price
2002
Outstanding, beginning of year	835,400	$4.95
Granted	380,500	1.95
Exercised	—	—
Forfeited or cancelled	(378,000)	5.44

Outstanding, end of year	837,900	2.60

Exercisable at end of year	637,300	2.55

2003
Outstanding, beginning of year	837,900	$2.60
Granted	12,000	1.88
Exercised	—	—
Forfeited or cancelled	(41,000)	6.58

Outstanding, end of year	808,900	2.39

Exercisable at end of year	709,800	2.36

	Shares	Weighted Average Exercise Price
2004
Outstanding, beginning of year	808,900	$2.60
Granted	12,000	4.58
Exercised	(47,100)	2.40
Forfeited or cancelled	(14,000)	4.85

Outstanding, end of year	759,800	2.37

Exercisable at end of year	749,800	2.37

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

At December 31, 2004, options outstanding have exercise prices ranging from $1.11 to $5.815 and a weighted average remaining contractual life of 5.2 years. Following is a summary of exercise price ranges of the options outstanding at December 31, 2004:

Exercise Price Range	Options Outstanding
$1.00 to $1.99	365,100
$2.00 to $2.99	314,700
$3.00 to $4.99	63,000
$5.00 to $6.99	17,000

Total	759,800

Net Income Per Share: Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the years ended December 31, 2004, 2003, and 2002 (in thousands, except per share data):

	2004	2003	2002
Net income available to common shareholders	$4,890	$705	$2,695

Weighted average number of shares outstanding – basic	7,219	6,689	6,535
Dilutive effect of:
Stock Options	391	83	27
Convertible promissory note and interest	—	507	596
Warrants	87	20	18

Weighted average number of shares outstanding - diluted	7,697	7,300	7,158

Net income per share – basic	$0.68	$0.11	$0.41
Net income per share –diluted	$0.64	$0.10	$0 38

Stock options for 17,000 shares, 74,000 shares, and 471,400 shares, at December 31, 2004, 2003 and 2002, respectively, were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates and, accordingly, would be anti-dilutive, or decrease the number of weighted average shares.

Note 13. Segment Reporting

The Company follows SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. Corporate and other primarily includes the aircraft operations, corporate officers, administration and FCC in 2004 and 203. The Company’s sales are not materially dependent on a single customer or small group of customers.

Management evaluates the performance of each segment based on income before taxes. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company allocates corporate selling and administrative expenses to each segment. No allocation is made of interest expense.

The following table shows the Company’s business segments and related financial information for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Trailers	Motorcoaches	Corporate and other*	Total
2004
Revenues from unaffiliated customers	$128,426	$87,887	$48	$216,361
Interest expense	367	1,341	596	2,304
Depreciation and amortization	1,135	657	547	2,339
Income (loss) before taxes *	9,156	1,226	(3,834)	6,548
Identifiable assets	35,835	51,908	4,470	92,213
Capital expenditures	1,492	221	221	1,934

2003
Revenues from unaffiliated customers	$102,265	$77,696	$13	$179,974
Interest expense	757	1,408	301	2,466
Depreciation and amortization	1,108	706	722	2,536
Income (loss) before taxes *	4,458	(1,079)	(2,780)	599
Identifiable assets	29,997	51,220	5,376	86,593
Capital expenditures	652	259	85	996

2002
Revenues from unaffiliated customers	$105,797	$87,369	$—	$193,166
Interest expense	505	1,571	956	3,032
Depreciation and amortization	1,003	633	499	2,135
Income (loss) before taxes	5,444	(382)	(2,625)	2,437
Identifiable assets	29,023	57,311	5,937	92,271
Capital expenditures	1,174	359	96	1,629

*	includes add back of minority interest in subsidiary loss of $81,000 in 2004 and $105,000 in 2003.

Revenue attributed to geographic locations is based on the location of the customer. Geographic information is as follows (in thousands):

	2004	2003	2002
Revenues from unaffiliated customers
United States	$212,002	$176,164	$188,138
Canada and other regions	4,359	3,810	5,128

Consolidated	$216,361	$179,974	$193,166

EXHIBIT INDEX

TO

FORM 10-K FOR FISCAL YEAR ENDED

DECEMBER 31, 2004

FEATHERLITE, INC.

EXHIBIT NUMBER	DESCRIPTION

3.1	The Company’s Articles of Incorporation, as amended — incorporated by reference to Exhibit 3.1 to Company’s 10-Q for the quarter ended March 31, 1998

3.2	The Company’s Bylaws, as amended — incorporated by reference to Exhibit 3.2 to Company’s S-1 Registration Statement, Reg. No. 33-82564

4.1	Specimen Form of the Company’s Common Stock Certificate — incorporated by reference to Exhibit 4.1 to Company’s S-1 Registration Statement, Reg. No. 33-82564

10.1	**1994 Stock Option Plan, including Form of Incentive Stock Option Agreement — incorporated by reference to Exhibit 10.2 to Company’s S-1 Registration Statement, Reg. No. 82564

10.2	**Amendment to 1994 Stock Option Plan dated May 14, 1996 — incorporated by reference to Exhibit 10.23 to Company’s 10-K for the fiscal year ended December 31, 1996

10.3	Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College — incorporated by reference to Exhibit 10.10 to Company’s S-1 Registration Statement, Reg. No. 33-82564

10.4	Consignment Agreement dated January 31, 2002 between the Company and Prevost Car, Inc. — incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001

10.5	Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated July 31, 2002 — incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2002

10.6	Commercial Lease Between GBNM Partnership and the Company — incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002

10.7	Supply agreement dated March 3, 2003 between the Company and Integris Metals, Inc. — incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2002***

10.8	Letter agreement dated December 22, 2003 between the Company and ALCOA — incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2003***

10.9	Letter agreement dated November 17, 2003 between the Company and ALCOA — incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2003***

10.10	Letter agreement dated December 10, 2003 between the Company and Integris Metals Incorporated — incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2003***

10.11	Fixed Price Purchase and Sale Agreement dated November 14, 2003 between the Company and Indalex, Inc. — incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2003***

10.12	Supply Agreement dated October 10, 2003 between the Company and Integris Metals Incorporated — incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2003***

10.13	Floor Plan Financing Agreement dated October 28, 2003 between the Company and Regions Bank — incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2003

10.14	First Amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated February 18, 2003

10.15	Second amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated September 26, 2003 — incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2003

10.16	Third amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated April 14, 2004 — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004

10.17	Fourth amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated June 30 ,2004 — incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004

10.18	Fifth amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated December 24, 2004

10.19	Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation (formerly Deutsche Financial Services) and the Company dated October 6, 1997.

10.20	First Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated April 1, 1998.

10.21	Second Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated May 8, 1998.

10.22	Third Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated March 25, 2000.

10.23	Fourth Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated September 25, 2000.

10.24	Fifth Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated July 30, 2002.

10.25	Sixth Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated February 22, 2005.

10.26	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing dated January 21, 2005, made by the Company in favor of GE Commercial Finance Business Property Corporation

10.27	The Company’s 2004 Equity Incentive Plan — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004

10.28	Form of the Company’s Incentive Stock Option Agreement under the Company’s 2004 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004

10.29	Form of the Company’s Nonqualified Stock Option Agreement under the Company’s 2004 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2004

21	Subsidiaries of the Company:

Name	State of Incorporation

Featherlite Aviation Company	Minnesota

Featherlite Chemicals Holdings, LLC	Delaware

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney of directors — included under the “Signatures” section of this Form 10-K

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

***	Portions of these documents have been omitted pursuant to a request for confidential treatment.

SCHEDULE II - SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts	185	208		28	365
Warranty accrual	1,835	1,752		2,156	1,431

Year ended December 31, 2003
Allowance for doubtful accounts	365	49		102	312
Warranty accrual	1,431	1,349		1,555	1,225

Year ended December 31, 2004
Allowance for doubtful accounts	312	158		5	465
Warranty accrual	1,225	1,803		1,807	1,221

(1)	Write off of doubtful accounts and warranty claims