Form 10-Q
period 2005-03-31
FEATHERLITE INC
filed 2005-05-12
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

10,925,365 shares as of May 12, 2005

FEATHERLITE, INC.

INDEX

Form 10-Q

Quarter ended March 31, 2005

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash	$151	$179
Receivables	7,671	4,781
Refundable income taxes	497	497
Inventories
Raw materials	7,331	7,491
Work in process	14,400	15,362
Finished trailers/motorcoaches	25,671	23,750
Used trailers/motorcoaches	12,565	15,127

Total inventories	59,967	61,730
Leased promotional trailers	1,521	1,669
Prepaid expenses	1,459	1,827
Deferred tax asset	1,275	1,275

Total current assets	72,541	71,958
Property and equipment, net	16,883	16,003
Other assets	3,893	4,252

	$93,317	$92,213

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Wholesale financing and other notes payable	$20,928	$22,106
Current maturities of long-term debt	1,769	1,699
Checks issued, not yet presented	3,106	2,900
Motorcoach shell costs payable	6,120	7,277
Accounts payable	5,213	4,323
Accrued liabilities	9,228	9,124
Customer deposits	1,602	2,698

Total current liabilities	47,966	50,127
Long-term debt
Bank line of credit	5,563	4,243
Other long-term debt, net of current maturities	11,480	11,092

Total long-term debt	17,043	15,335

Deferred income taxes	1,340	1,340
Deferred grant income	42	45
Minority interest in subsidiary	14	3
Commitments and contingencies (Note 4)
Shareholders’ investment (Note 5)	26,912	25,363

	$93,317	$92,213

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$58,480	$56,416
Cost of sales	48,835	47,787

Gross profit	9,645	8,629
Selling and administrative expenses	6,782	6,223

Income from operations	2,863	2,406
Other income (expense)
Interest	(631)	(548)
Other, net	135	72

Total other expense	(496)	(476)

Income before income taxes	2,367	1,930
Minority interest in subsidiary (income) loss	(11)	30
(Provision) for income taxes	(895)	(725)

Net income	$1,461	$1,235

Net income per share –
Basic	$0.13	$0.11

Diluted	$0.13	$0.11

Average common shares outstanding-
Basic	10,879	10,797

Diluted	11,672	11,351

On April 9, 2005 the Company’s Board of Directors declared a three for two split of the Company’s common stock with a proportional increase in the number of issued and outstanding shares, effective on May 4, 2005 to shareholders of record as of the close of business on April 22, 2005. All shares and per share amounts have been restated to reflect the retroactive effect of the stock split.

Certain prior period information has been reclassified to conform to the current year presentation.

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities
Net income	$1,461	$1,235
Depreciation and amortization	609	609
Other non cash adjustments, net	18	55
Changes in other working capital items, net	(1,616)	909

Net cash provided by operating activities	472	2,808

Cash used for investing activities
Purchase of Sanford, Florida facility	(5,441)	—
Purchases of property and equipment	(425)	(306)
Proceeds from equipment sales	36	12

Net cash used for investing activities	(5,830)	(294)

Cash provided by (used for) financing activities
Repayment on trade creditor payment plan	—	(576)
Proceeds from wholesale financing/bank line of credit	67,492	59,180
Repayment of wholesale financing/bank line of credit	(67,052)	(59,673
Borrowings for Sanford facility repurchase	5,280	—
Repayment of other short-term debt	(297)	(369)
Repayment of other long-term debt	(387)	(527)
Issuance of common stock upon exercise of options	88	4
Increase in checks issued not yet presented	206	(15)

Net cash provided by (used for) financing activities	5,330	(1,976)

Net cash increase (decrease) for period	(28)	538
Cash balance, beginning of period	179	173

Cash balance, end of period	$151	$711

Supplemental disclosure- non cash
Termination of capitalized lease obligation (Note 3)	$4,434	—

See notes to unaudited condensed consolidated financial statements

FEATHERLITE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Featherlite, Inc. (“Company”) have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. The Company’s significant accounting policies with respect to these estimates are discussed more fully in its Annual Report on Form 10-K for the year ended December 31, 2004. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month periods ended March 31, 2005 and 2004. The results of interim periods may not be indicative of results to be expected for the year.

The unaudited condensed consolidated statements include the accounts of Featherlite, Inc., and its wholly owned subsidiaries, Featherlite Aviation Company and Featherlite Chemicals Holdings, LLC (FCH). FCH owns a 51 percent interest in Featherlite Chemicals LLC.

Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no affect on net income or stockholders’ equity as previously reported.

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 is as follows:

	2005	2004
Aircraft held for resale	$2,520	$2,580
Deposits	708	717
Leased promotional trailers	437	637
Advertising and promotion	146	174
Deposit on building repurchase	60	106
Other	22	38

Total	$3,893	$4,252

There were no aircraft purchases or sales during the three-month periods ended March 31, 2005 and 2004. The aircraft is recorded at estimated net realizable value.

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: At March 31, 2005 and December 31, 2004, wholesales financing and other notes payable consisted of the following (in thousands):

	2005	2004
GE Commercial Distribution Finance Company (GE) $25 million wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime (5.75% at March 31, 2005 and 5.25% at December 31, 2004); secured by financed motorcoaches and other assets of the Company	$18,996	$19,426
Regions Bank (Regions) $3 million floor plan financing agreement, monthly interest at the prime rate plus 0.5% (6.25% at March 31, 2005 and 5.75% at December 31, 2004); secured by financed motorcoaches and Coachmen trailers	1,430	1,880
Note payable with an insurance premium finance company	502	800

	$20,928	$22,106

At March 31, 2005, the Company was in compliance with the covenants contained in the financing agreements governing the above facilities and notes.

Line of Credit: Under the terms of a Revolving Loan and Security Agreement, the Company has a $17 million asset-based line of credit with U.S Bank. As of March 31, 2005, the asset-based availability on the revolving credit line was $16.8 million with $2.9 million used for letters of credit and the remaining $13.9 million available to borrow, of which there were $5.6 million of borrowings outstanding at March 31, 2005 compared with $4.2 million at December 31, 2004. Advance rates are based upon 70-85% of the Company’s eligible accounts receivable and 30-70% of the Company’s eligible inventory. Interest is equal to the prime rate. The Company was in compliance with all of the covenants of this credit agreement which also covers the term notes included in “other long-term debt” as of of three month period ended March 31, 2005.

Other Long-Term Debt: Other long-term debt consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
U.S. Bank term notes payable; interest at prime (5.75% at March 31, 2005 and 5.25% at December 31, 2004) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 then due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$5,189	$5,505
Capitalized lease of Sanford, Florida real estate; lease terminated in January 2005	—	4,434
Mortgage note with GE Commercial Finance Business Property Corporation on Florida real estate, with an annual interest rate of 6.49% and payable over a 12 year term by monthly principal and interest payments of $53,000.	5,256
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,714	2,749
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	90	103
Total	13,249	12,791
Less current maturities	(1,769)	(1,699)

	$11,480	$11,092

Termination of Capitalized lease and repurchase of property:

On January 21, 2005, the Company terminated its capitalized lease with GBNM Partnership on the Sanford Sales and Service facility, which had an unpaid balance of $4.4 million at December 31, 2004, and exercised its option to repurchase this facility for $5.4 million. This purchase was primarily financed with a mortgage in the amount of $5.3 million from GE Commercial Finance Business Property Corporation. The $200,000 difference between the terminated lease obligation carrying value and the net book value of the property was treated as a reduction in the purchase price of the repurchased facility. As this property was previously recorded as a capitalized lease, the Company does not expect a significant increase in annual depreciation or interest expense as a result of this transaction.

Note 4: Commitments and Contingencies

Inventory Repurchase Agreements-Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $16.1 million at March 31, 2005. During the three months ended March 31, 2005, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as described further below under litigation.

Self Insurance- The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: For health claims there is an annual stop loss of $150,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At March 31, 2005, $1.5 million and $0.6 million was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.9 million in favor of the workers’ compensation claim administrators to guaranty settlement of claims. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

Litigation- The Company, in the ordinary course of its business, is periodically named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by insurance subject to applicable deductibles. The ultimate outcome of such claims cannot be ascertained or reasonably estimated at this time. However, it is the opinion of management, after consulting with legal counsel handling such matters, it is unlikely that the resolution of such suits will have a material adverse effect on the financial position of the Company or its operating results for any particular period.

Aluminum and other purchase commitments- The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2005. In prior years the Company had obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At March 31, 2005, the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $3.4 million in 2005.

Warranty- The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to consolidated financial statements included in the Company’s 2004 annual report of Form 10-K. Following is a summary of the changes in these liabilities during the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Balance beginning of period	$1,221	$1,225
Provision for units sold during period	423	416
Claims paid during the period	(397)	(460)

Balance, end of period	$1,247	$1,181

Operating leases- The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the three month periods ended March 31, 2005 and 2004 was $267,000 and $315,000, respectively. As of March 31, 2005, aggregate rental payments under these operating leases are estimated to be $1.2 million over the next 12 months.

Note 5: Shareholders’ Investment

The components of shareholders’ investment are detailed as follows (in thousands):

		March 31, 2005	Dec. 31, 2004
Common stock - without par value;
Authorized-	40 million shares;
Issued-	10,906 shares at Mar. 31, 2005;
	10,866 shares at Dec. 31, 2004	$18,415	$18,327
Additional paid-in capital		4,238	4,238
Retained earnings		4,259	2,798

Total Shareholders’ equity		$26,912	$25,363

On April 9, 2005, the Board of Directors approved a three-for-two split of the Company’s common stock with a proportional increase in the number of issued and outstanding shares. Each Featherlite shareholder of record as of the close of business on April 22, 2005 was entitled to participate in the split effective as of the close of business on May 4, 2005. All shares and per share amounts in this Form 10-Q have been restated to reflect the retroactive effect of the stock split.

During the three month period ended March 31, 2005, 40,500 common shares were issued upon exercise of options and proceeds of $88,000 were received by the Company.

Note 6: Stock Option Plans

1994 Stock Option Plan- In accordance with the stock option plan established by the Company in July 1994, as amended in May 1998, the Board of Directors has granted options to purchase Company common stock to certain employees and directors. At March 31, 2005 and December 31, 2004, respectively, 1,099,151 options (732,767 before split) and 1,139,651 options (759,767 before split)were outstanding under this plan. These options were granted at prices ranging from $0.74-$3.87 ($1.11-$5.81 before split) per share, and are exercisable at various dates not to exceed 10 years from the date of grant. Options totaling 40,500 shares (27,000 shares before split) were exercised at an average price of $2.17 ($3.26 per share before split) with $88,000 of proceeds received by the Company. There were no options forfeited during the three months ended March 31, 2005. No more options will be issued under this plan which expired on July 31, 2004. However, previously issued options may still be exercised.

2004 Equity Incentive Plan- The shareholders approved this plan at the annual meeting on June 4, 2004 to replace the 1994 Stock Option Plan, which expired on July 31, 2004. This plan provides for the issuance of options for up to 900,000 shares (600,000 shares before split) of Company common stock. As of March 31, 2005 and December 31, 2004, respectively, 18,000 options (12,000 before split) were outstanding under this plan. These options were granted at a price of $3.05 per share ($4.58 before split), and are exercisable at various dates not to exceed 10 years from the date of grant. No options issued under this plan were exercised or forfeited during the three months ended March 31, 2005.

Note 7: Net Income per Share

Following is a reconciliation of the weighted average shares outstanding, including the effect of the 3 for 2 stock split described in Note 5, which were used to determine basic and diluted net income per share for the three month ended March 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004
Net income	$1,461	$1,235
Weighted average number of basic shares Outstanding	10,879	10,797
Dilutive effect of Stock options	647	451
Warrants	146	103

Weighted average number of diluted shares Outstanding	11,672	11,351

Net income per share – basic	$0.13	$0.11
Net income per share – diluted	$0.13	$0.11

Stock options for 25,500 shares (17,000 before split) at March 31, 2005 and 57,000 shares (38,000 before split) at March 31, 2004 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

In 2003, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” under the transition provisions allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Prior to 2003, it

accounted for these option plans in accordance with Accounting Principles Board (APB) Opinion No. 25 under which no compensation cost has been recognized. The following table illustrates the effect on net income and net income per share for the three month periods ended March 31, 2005 and 2004, as if the Company had applied SFAS No. 123 in those periods:

	2005	2004
Net income (000’s) As reported	$1,461	$1,235
Stock based compensation expense included in reported net income, net of related tax effects	—	—
Stock-based compensation expense, determined under fair value method of all awards, net of related tax effects	—	(20)

Pro forma net income	$1,461	$1,215

Basic net income per share
As reported	$0.13	$0.11
Pro forma	0.13	0.11

Diluted net income per share
As reported	$0.13	$0.11
Pro forma	0.13	0.11

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

Information on business segment net sales, income before income taxes and identifiable assets are as follows for the three-month period ended March 31, 2005 and 2004 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
2005
Net sales to unaffiliated customers	$37,711	$20,652	$117	$58,480
Income (loss) before income taxes *	3,197	285	(1,126)	2,356
Identifiable assets	38,799	51,942	2,576	93,317

2004
Net sales to unaffiliated customers	$31,352	$25,039	$25	$56,416
Income (loss) before income taxes *	2,236	629	(905)	1,960
Identifiable assets	31,371	50,218	4,724	86,313

*	Minority interest in subsidiary (income) loss of ($11) and $30 included in “Corporate and Other” and in “Total” for the three months ended March 31, 2005 and 2004, respectively.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition for the three-month (first quarter) periods ended March 31, 2005 and 2004.

Results of Operations

Three-month periods ended March 31, 2005 and 2004 (first quarter)

The following table summaries changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the first quarter ended March 31, 2005 and 2004:

CONSOLIDATED DATA	1st Quarter 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2005	2004
Net sales	$2.1	3.7%	100.0%	100.0%
Gross profit	1.0	11.8	16.5	15.3
Selling and administrative expenses	0.6	9.0	11.6	11.0
Income from operations	0.4	19.0	4.9	4.3
Interest expense	0.1	15.1	(1.1)	(1.0)
Other income (expense)	0.1	87.5	0.2	0.1
Income before income taxes	0.4	22.6	4.0	3.4
Provision for income taxes	0.2	23.4	(1.5)	(1.3)
Minority interest in subsidiary (income) loss	—	—	—	—
Net income	$0.2	18.3	2.5%	2.2%

SEGMENT DATA	1st Quarter 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2005	2004
Net Sales
Trailers	$6.4	20.3%	64.5%	55.6%
Motorcoach	(4.4)	(17.5)	35.3	44.4
Corporate and other	.1	NM	.2	—

Income (loss) before income taxes
Trailers	$0.9	42.9%	5.5%	4.0%
Motorcoach	(0.3)	(54.7)	0.5	1.1
Corporate and other	(0.2)	24.4	(1.9)	(1.6)

*	NM means change not quantitatively significant

On a consolidated basis, the Company’s net income for the first quarter ended March 31, 2005 was $1.5 million or $0.13 cents per diluted share, compared with net income of $1.2 million, or $0.11 cents per diluted share for the first quarter of 2004. The improved first quarter results in 2005 were primarily a result of unit sales growth in the trailer segment and improved gross margin in the motorcoach segment, offset primarily by reduced unit sales in the motorcoach segment.

Consolidated net sales for the first quarter of 2005 increased 3.7 percent to $58.5 million compared to net sales of $56.4 million for the first quarter of 2004. For the trailer segment, net sales of specialty trailers and transporters increased by 20.3 percent ($6.4 million) compared to the first quarter of 2004 as unit sales in 2005 improved over 2004 by 21.6 percent. There were increases in all product categories but the average net revenue per unit sold decreased by 1.1 percent in 2005 compared to 2004. The average net revenue decrease reflects an unfavorable mix of products with lower average prices in 2005 than 2004, which more than offset the favorable impact from the price increase effective January 1. Motorcoach segment net sales decreased by 17.5 percent over the same quarter of 2004 as total unit sales decreased by 44.2 percent, with decreases of 21.4 percent and 52.6 percent in unit sales of new and used motorcoaches, respectively, as there was reduced customer traffic and sales at Company showrooms and events in 2005 than in 2004 after strong sales in the fourth quarter of 2004. The effect of these volume decreases was partially offset by a 47.9 percent increase in average net revenue per motorcoach unit sold due to the significant decrease in the number of lower priced used units sold as compared to higher priced new unit sales. There were increased sales of used units in the first quarter of 2004 compared to 2005 due to sales promotions and other activities to reduce high day on lot inventories in 2004.

Consolidated gross profit margin increased by $1.0 million to $9.6 million for the first quarter of 2005 from $8.6 million for the same quarter in 2004. This improvement was primarily attributable to increased sales volume in the trailer segment in 2005 compared to 2004 as well as the favorable impact of the price increase effective January 1, 2005. As a percentage of net sales, consolidated gross profit margin for the quarter was 16.5 percent in 2005 compared to 15.3 percent in 2004. The trailer gross profit margin as a percentage of sales for the current quarter was 0.1 percentage points higher than the same quarter in 2004 as the favorable impact of the 5 percent price increase effective January 1, which increased this percentage by about 2 percentage points, was substantially offset by increases in material and other costs. The motorcoach gross profit margin as a percentage of sales increased by 1.8 percentage points in the first quarter of 2005 compared to 2004 as improved percentage margins were realized on sales of new coaches due higher average selling prices and the realization of reduced production costs due to efficiency improvements.

Consolidated selling and administrative expenses increased by $0.6 million in the first quarter of 2005, to $6.8 million, a 9.0 percent increase, from $6.2 million in the first quarter of 2004. As a percentage of sales, these expenses increased to 11.6 percent in 2005 from 11.0 percent in 2004. Trailer segment expenses increased by 7.0 percent in 2005 compared to 2004 due primarily to increased marketing related costs related to generating and maintaining a higher sales volume. Motorcoach segment expenses increased by 7.6 percent in 2005 compared to 2004 mainly due to increases in marketing and related costs not offset by an increase in sales volume. Corporate and other expenses increased by 18.8 percent in 2005 compared to the first quarter of 2004, primarily reflecting increased professional fees and executive management performance bonus accruals based on the pro rata achievement of annual performance goals.

Consolidated interest expense increased by $0.1 million in the first quarter of 2005 compared to 2004 as the result of higher interest rates in 2005. Other income, net, increased by $0.1 million in the first quarter of 2005 compared to the same quarter in 2004 due to increased finance income.

Minority interest in the Company’s 51 percent owned subsidiary’s income was $11,000 in the first quarter of 2005 compared to a $30,000 loss in 2004. This amount represents the equity interest of the 49 percent minority owner share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating income of $24,000 for the first quarter of 2005 compared to a loss of $62,000 in 2004.

Consolidated income before taxes (IBT) increased by approximately $0.4 million in the first quarter of 2005 to $2.3 million compared to $1.9 million the same quarter in 2004. This improvement reflects an increase of $0.9 million in trailer segment IBT of $3.1 million, a decrease of $0.3 million in motorcoach segment IBT of $0.3 million and increase of $0.2 million in corporate and other expenses of $1.1 million.

An income tax provision rate of approximately 38 percent was used in 2005 and 37 percent in 2004, primarily reflecting the federal corporate tax rate and effective state tax rates.

Outlook

The Company remains cautiously optimistic about the level of sales for the remaining quarters of 2005. At March 31, 2005, the trailer order backlog was $12.0 million compared to $17.6 million at December 31, 2004 and $20.8 million at March 31, 2004. At March 31, 2005, the motorcoach backlog was $5.7 million compared to $7.7 million at December 31, 2004 and $8.6 million at March 31, 2004.

While trailer backlog has decreased, order levels have remained strong and have been filled from increased finished inventory levels. Management expects this will continue until trailer inventory levels have decreased. Management believes the reduction in motorcoach backlog reflects a change in customer buying preferences, i.e., buying completed coaches rather than ordering a custom coach for future delivery, and does not reflect a reduction in the demand for motorcoaches. Management expects that sales in both business segments will continue to improve if the national economic business conditions improve and consumer uncertainty diminishes. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to maintain sales volume levels experienced in 2004.

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

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the quarter ended March 31, 2005, the Company’s operating activities provided net cash of $0.5 million. At March 31, 2005, the Company had approximately $11.3 million available to borrow under its credit lines compared to $9.5 million at December 31, 2004, an increase of $1.8 million as availability under both lines increased due to changes in eligible receivables and inventories.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.51 to 1 at March 31, 2005, compared with a ratio of 1.44 to 1 at December 31, 2004. This ratio has improved as a result of operating and cash flow improvements. The ratio of total debt to shareholders’ investment decreased to 1.48 to 1 at March 31, 2005 from 1.54 to 1 at December 31, 2004. This ratio improved as stockholders’ investment increased during 2005 as a result improved net income for the year.

To maintain an efficient level of trailer production, increased expenditures for working capital items has been and may continue to be required from time to time to support production levels in excess of sales. Production levels in excess of new order levels during the last two quarters of 2004 and first quarter of 2005 have resulted in the growth of finished trailer inventories by $3.5 million, including $0.6 million in the first quarter of 2005. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of March 31, 2005, approximately 78 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 56 percent at March 31, 2004 and 70 percent at December 31, 2004. For the quarter ended March 31 2005, total units produced exceeded units sold and new coach inventory increased by $1.2 million. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the second quarter of 2005, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, and other fixed obligations that will require cash flows of $8.7 million, including $1.4 million for expiring floorplan financing on certain coaches with Regions Bank. Additional payments may be required for the commitments and contingencies referred to in Note 4 of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-10Q. These payments are expected to be funded by cash generated from operations as well as availability on existing lines of credit.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 3 to the condensed unaudited consolidated financial statements included in this quarterly report on Form 10-Q, is a summary of the Company’s agreements with its principal lenders:

1.	The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of March 31, 2005, net availability on the revolving credit line was $13.9 million with about $5.6 million outstanding. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $98,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule ($7,700 plus interest on outstanding balance of $460,000 at December 31, 2004) and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at March 31, 2005.

2.	The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of March 31, 2005, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $22.0 million with $19.0 million outstanding. The Company was in compliance with all the covenants of this agreement at March 31, 2005.

3.	In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. As of March 31, 2005, $1.4 million was outstanding under this agreement, which is payable in the second quarter as a result of the expiration of the allowable period the coaches may be financed. The Company was in compliance with the financial covenants of this agreement.

4.	The Company’s motorcoach shell manufacturer provides shells to the Company on a 4-month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period, whichever occurs first. At March 31, 2005, the amount due the Company’s shell manufacturer for consigned shells was $6.1 million and there were no shells with an expired consignment term.

5.	On January 21, 2005, the Company entered into a Mortgage Agreement with GE Commercial Finance Business Property Corporation (GE Property) whereby the Company borrowed the funds to purchase for $5.3 million the Sanford, Florida property it uses as a sales and service center for the motorcoach division. The mortgage note matures on February 1, 2017, bears interest at 6.49 percent per annum and requires monthly principal and interest payments of $52,874. Prior to entering into this agreement, the Company was using this property under the terms of a lease agreement and it was recorded on the Company’s balance sheet as a capital lease obligation. The unamortized balance of the obligation ($4.4 million) was cancelled upon termination of the lease and purchase of the building from the lessor.

Certain Other Obligations

As described in Note 4 to the condensed unaudited consolidated financial statements included in this annual report on Form 10-Q, the Company is subject to a number of commitments and contingencies that may affect its liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the three months ended March 31, 2005, as reflected in the condensed consolidated statements of cash flow:

Operating activities provided net cash of $0.5 million. The Company’s net income of $1.5 million included non-cash depreciation and amortization of $0.6 million and other non-cash items in an aggregate net amount of $18,000. These funds were used to finance $1.6 million in changes in working capital items. Net changes in receivables, inventories and prepaid assets used cash of $0.5 million as increased receivables of $2.9 million were substantially offset by decreases in inventory ($1.8 million), leased trailers ($0.3 million) and prepaid expenses ($0.3 million). Net changes in accounts payable, accrued liabilities and other current liabilities used net cash of $1.2 million. Changes in these liabilities included, among other items: a decrease of $1.2 in motorcoach shells payable as work in process decreased; a $0.9 million increase in trade accounts payables due to increased terms from trade creditors; a decrease of $1.1 million in customer deposits and a $0.2 million increase in accrued liabilities due mainly to increased accruals for payroll and income taxes offsetting reductions in incentive bonuses, 401K match contributions and dealer holdback accruals.

The Company’s investing activities used cash of $5.8 million, principally for the purchase the Sanford Sales and Service facility for $5.4 million. As discussed below, the purchase was fully financed by mortgage borrowings. Other purchases of plant and equipment items totaled $0.4 million. In 2004, U.S. Bank renewed the availability of a capital expenditure financing under a $2.7 million Capital Expenditure Term Note to finance certain of the Company’s capital expenditures for machinery and equipment in 2004 and 2005. Borrowings against this term note were $460,000 at December 31, 2004 for capital expenditures in 2004. There have been no borrowings against this note in 2005.

The Company’s financing activities provided net cash of $5.3 million, including a $5.3 million mortgage note on the Sanford facility. Net borrowings in wholesale financing and line of credit borrowings totaled $0.4 million which were offset by payments of $0.7 million on other short and long term debt. Proceeds from the exercise of stock options provide cash of $0.1 million and checks issued but not presented for payment increased by $0.2 million. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Forward-looking statements are those involving the outcome of future events that are based upon current expectations, estimates, forecasts and projects as well as the current beliefs and assumptions of our management. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement.

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

Risk Factors

The Company may not be able to increase prices sufficiently to cover increases in cost of aluminum and other costs. Prices of aluminum, the principal commodity used in the Company’s business, which was approximately 14% of consolidated cost of sales in 2004, fluctuate daily in the open market. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc. and Indalex, Inc. and the majority of its sheet metal from two large suppliers, Ryerson Tull and Aluminum Line Products Co. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the past, the Company has had contracts with certain of the above suppliers to fill a substantial portion of its projected needs for aluminum for the forthcoming year at fixed prices. The Company has not obtained such contracts for 2005 and is purchasing aluminum to meet its production requirements at current market prices for aluminum. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to 2005, this could have an adverse impact on the Company’s operating results if the cost of aluminum in 2005 increases significantly above 2004 levels and the Company cannot increase its product prices sufficiently to cover aluminum and other cost increases. The Company implemented a 5 percent price increase on its aluminum trailers effective on January 1, 2005 to help offset increased aluminum costs it is currently experiencing, but there can be no assurance the price increase will be sufficient or that increased sales prices will not harm demand. Our commodity risks are discussed further in Item 7A of this annual report on Form 10-K under “Commodity Risk.”

Changes in customer discretionary spending may cause our sales volume and product mix to fluctuate. A large portion of our sales involve discretionary spending by our customers, and may be delayed or cancelled in times of economic uncertainty. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. While we experienced significant sales growth in 2004, a return to a static or declining growth rate in the overall demand for our products may harm our sales and hinder our ability to maintain operating results and our liquidity

The Company may not be able to maintain compliance with, or obtain future waivers for non-compliance with, various restrictive covenants under its credit facilities. During 2002, the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). (These agreements are discussed more fully in Note 8 to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.) Each of these agreements contains affirmative and restrictive covenants. In 2004 and 2005, the lenders amended their agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond. The Company was in compliance with all of these covenants during 2004 and as March 31, 2005, but has required waivers of compliance for certain covenants in 2003 and certain prior years. Although management believes it will be able to maintain compliance with these covenants in 2005, violations could occur allowing the lenders their option to accelerate payment of the debt.

The Company’s motorcoach credit facility availability could be reduced. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. On February 22, 2005 the agreement was amended as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach when it has been financed more than 360 days and all financing will be due in full on day 720; and (ii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and 1.5% per month curtailments will begin on day 721 until day 1,080 when all financing on the unit will be due in full. As of February 22, 2005, the Company had borrowings of $2.2 million which were repaid to GE as a result of the revised advance rates. Future aggregate availability under this agreement could be reduced if the Company is unable to sell certain new or used coaches before the financing expires under this amended agreement. This may require the Company to use financing available from its other credit line or to obtain additional financing from other sources. There can be no assurance such financing will be available.

The value of the Company’s motorcoach inventory fluctuates. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2004, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by $0.5 million, $1.4 million and $0.6 million in 2004, 2003 and 2002, respectively, in order to facilitate their sale. There have been no significant write-downs required in 2005. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results and reduce the capital advances available under its credit facility with GE.

The Company begins motorcoach production before customer orders are received. To maintain a level production schedule, production often begins on motorcoaches before orders have been received from specific buyers. As of March 31, 2005 and 2004, approximately 78% and 56%, respectively, of the coaches in production and to be completed over the next four months had not been sold to specific customers. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. If the motorcoaches are not sold according to expectations, the Company may have to reduce selling prices which would harm its profitability. Further, if the sale periods for motorcoaches are substantially longer than expected, capital advances available under the Company’s credit facility with GE will be reduced and liquidity may be harmed.

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

Startup operations may have adverse impact on operating results. As discussed in Note 5 to the consolidated financial statements included in the Company’s annual report on Form 10-K, in October 2003, the Company reopened a facility in Pryor, Oklahoma as a sales and service center. The Company sustained losses of about $93,000, $660,000 and $124,000 in restarting and operating this facility in the three months ended March 31, 2005 and the years 2004 and 2003, respectively. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2005, the Company may be required to accrue additional costs related to this facility. Also, the Company is a 51 percent owner in a Company (FCC) that sells car care products as discussed in Note 1 to the condensed unaudited consolidated financial statements. The Company has invested $197,000 in this entity in 2004 and 2003 and has absorbed total losses of $194,000 in those years. For the three months ended March 31, 2005, FCC had income of $24,000. Continued capital requirements and operating losses of this entity could have an adverse impact on the Company’s future operating results and liquidity.

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

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2004, as reported to the Company by its suppliers was $0.85 in 2004, $0.68 in 2003, and $0.65 in 2002. The current average aluminum cost per pound for 2005 delivery is $0.94 for the first three months of 2005. The Company’s cost of aluminum, which was approximately 14 percent of consolidated cost of sales in 2004, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. In 2004, the Company obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduced substantially the risk of aluminum cost fluctuations for the year. The Company has not yet obtained such commitments for 2005. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to 2005, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above 2004 levels in 2005 and the Company cannot increase its product prices sufficiently to cover such increases. The Company initiated a 5 percent price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2004 unless they were ordered and in backlog at December 31, 2004. Management believes this price increase will cover the higher aluminum costs in 2005. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s products.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Approximately $31 million of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $193,000 at current debt levels.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the design and operation of Company’s “disclosure controls and procedures” pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

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

FEATHERLITE, INC.
(Registrant)

Date: May 12, 2005	/S/ CONRAD D. CLEMENT
Conrad D. Clement
President & CEO

Date: May 12, 2005	/S/ JEFFERY A. MASON
Jeffery A. Mason
Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended March 31, 2005

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