Form 10-Q
period 2005-06-30
FEATHERLITE INC
filed 2005-08-12
CIK 928064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

10,950,765 shares as of August 12, 2005

FEATHERLITE, INC.

INDEX

Form 10-Q

Quarter ended June 30, 2005

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash	$113	$179
Receivables	7,837	4,781
Refundable income taxes	497	497
Inventories
Raw materials	7,618	7,491
Work in process	13,913	15,362
Finished trailers/motorcoaches	29,126	23,750
Used trailers/motorcoaches	13,099	15,127

Total inventories	63,756	61,730
Leased promotional trailers	1,599	1,669
Prepaid expenses	1,016	1,827
Deferred tax asset	1,274	1,275

Total current assets	76,092	71,958

Property and equipment, net	16,783	16,003
Other assets	3,379	4,252

	$96,254	$92,213

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Wholesale financing and other notes payable	$22,612	$22,106
Current maturities of long-term debt	1,745	1,699
Checks issued, not yet presented	5,286	2,900
Motorcoach shell costs payable	5,548	7,277
Accounts payable	5,139	4,323
Accrued liabilities	7,985	9,124
Customer deposits	1,801	2,698

Total current liabilities	50,116	50,127
Long-term debt
Bank line of credit	5,609	4,243
Other long-term debt, net of current maturities	11,043	11,092

Total long-term debt	16,652	15,335

Deferred income taxes	1,340	1,340
Deferred grant income	38	45
Minority interest in subsidiary	3	3
Commitments and contingencies

Shareholders’ investment	28,105	25,363

	$96,254	$92,213

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$51,993	$58,151	$110,473	$114,567
Cost of sales	44,159	49,019	92,994	96,806

Gross profit	7,834	9,132	17,479	17,761
Selling and administrative expenses	5,510	6,243	12,291	12,466

Income from operations	2,324	2,889	5,188	5,295
Other income (expense)
Interest	(704)	(580)	(1,335)	(1,128)
Other, net	104	58	239	130

Total other expense	(600)	(522)	(1,096)	(998)

Income before income taxes	1,724	2,367	4,092	4,297
Minority interest in subsidiary (income) loss	11	20	(1)	51
Provision for income taxes	(660)	(884)	(1,555)	(1,609)

Net income	$1,075	$1,503	$2,536	$2,739

Net income per share -
Basic	$0.10	$0.14	$0.23	$0.25

Diluted	$0.09	$0.13	$0.22	$0.24

Average common shares outstanding-
Basic	10,930	10,813	10,909	10,804

Diluted	11,788	11,526	11,738	11,438

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash provided by (used for) operating activities
Net income	$2,536	$2,739
Depreciation and amortization	1,215	1,136
Other non cash adjustments, net	85	126
Changes in other working capital items, net	(6,498)	4,904

Net cash provided by (used for) operating activities	(2,662)	8,905

Cash used for investing activities
Purchase of Sanford, Florida facility	(5,441)	—
Purchases of other property and equipment	(873)	(925)
Proceeds from equipment sales	71	28

Net cash used for investing activities	(6,243)	(897)

Cash provided by (used for) financing activities
Repayment on trade creditor payment plan	—	(1,135)
Proceeds from wholesale financing/bank line of credit	134,623	115,189
Repayment of wholesale financing/bank line of credit	(132,153)	(119,532)
Borrowings for Sanford facility repurchase	5,280	—
Repayment of other short-term debt	(598)	(709)
Repayment of other long-term debt	(848)	(967)
Proceeds from issuance of common stock upon exercise of options	148	28
Increase (decrease) in checks issued not yet presented	2,387	(142)

Net cash provided by (used for) financing activities	8,839	(7,268)

Net cash increase (decrease) for period	(66)	740
Cash balance, beginning of period	179	173

Cash balance, end of period	$113	$913

Supplemental disclosure- non cash
Termination of capitalized lease obligation	$4,434	—

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and six month periods ended June 30, 2005 and 2004. The results of interim periods may not be indicative of results to be expected for the year.

The unaudited condensed consolidated financial statements include the accounts of Featherlite, Inc., and its wholly owned subsidiaries, Featherlite Aviation Company and Featherlite Chemicals Holdings, LLC (FCH). FCH owns a 51 percent interest in Featherlite Chemicals LLC.

Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no affect on net income or stockholders’ equity as previously reported.

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004
Aircraft held for resale	$2,460	$2,580
Deposits	532	717
Leased promotional trailers	242	637
Advertising and promotion	140	174
Deposit on building repurchase	—	106
Other	5	38

Total	$3,379	$4,252

There were no aircraft purchases or sales during the three-month and six-month periods ended June 30, 2005 and 2004. The aircraft is recorded at estimated net realizable value.

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: At June 30, 2005 and December 31, 2004, wholesale financing and other notes payable consisted of the following (in thousands):

	2005	2004
GE Commercial Distribution Finance Company (GE) $25 million wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime (6.25% at June 30, 2005 and 5.25% at December 31, 2004); secured by financed motorcoaches and other assets of the Company	$21,072	$19,426
Regions Bank (Regions) $3 million floor plan financing agreement, monthly interest at the prime rate plus 0.5% (6.75% at June 30, 2005 and 5.75% at December 31, 2004); secured by financed motorcoaches and Coachmen trailers	1,338	1,880
Note payable with an insurance premium finance company	202	800

	$22,612	$22,106

In July 2005, Regions Bank extended the maturity of the floor plan borrowings on certain motorcoaches in an aggregate amount of $511,000 until December 31, 2006. At June 30, 2005, the Company was in compliance with the covenants contained in the financing agreements governing the above facilities and notes.

Line of Credit: Under the terms of a Revolving Loan and Security Agreement, the Company has a $17 million asset-based line of credit with U.S Bank. As of June 30, 2005, the asset-based availability on the revolving credit line was $16.9 million of which $2.9 million was used for letters of credit and $5.6 million of borrowings were outstanding. Advance rates are based upon 70-85% of the Company’s eligible accounts receivable and 30-70% of the Company’s eligible inventory. Interest is equal to the prime rate. The Company was in compliance with all of the covenants of this credit agreement, which also covers the term notes included in “other long-term debt” as of June 30, 2005.

Other Long-Term Debt: Other long-term debt consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
U.S. Bank term notes payable; interest at prime (6.25% at June 30, 2005 and 5.25% at December 31, 2004) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 then due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$4,846	$5,505
Capitalized lease of Sanford, Florida real estate; lease terminated in January 2005	—	4,434
Mortgage note with GE Commercial Finance Business Property Corporation on Florida real estate, with an annual interest rate of 6.49% and payable over a 12 year term by monthly principal and interest payments of $53,000.	5,182
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,678	2,749
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	82	103
Total	12,788	12,791
Less current maturities	(1,745)	(1,699)

	$11,043	$11,092

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

Note 4: Commitments and Contingencies

Inventory Repurchase Agreements-Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $15.9 million at June 30, 2005. During the six months ended June 30, 2005, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as may arise from time to time as a result of litigation or related settlements in the ordinary course of business.

Self Insurance- The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: for health claims there is an annual stop loss of $150,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At June 30, 2005, $1.5 million and $0.5 million was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.9 million in favor of the workers’ compensation claim administrators to guarantee settlement of claims. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

Litigation- The Company, in the ordinary course of its business, is periodically named as a defendant in various legal actions. These actions are primarily product liability or workers’ compensation claims in which the Company is covered by its self-insurance program or third-party insurance (subject to applicable deductibles). The ultimate outcome of such claims cannot be ascertained or reasonably estimated at this time. However, it is the opinion of management, after consulting with legal counsel handling such matters, it is unlikely that the resolution of such suits will have a material adverse effect on the financial position of the Company or its operating results for any particular period.

Aluminum and other purchase commitments- The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2005. In prior years the Company had obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At June 30, 2005, the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $3.0 million in 2005, which the Company expects to fulfill.

Warranty- The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to consolidated financial statements included in the Company’s 2004 annual report of Form 10-K. Following is a summary of the changes in these liabilities during the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three months		Six months
	2005	2004	2005	2004
Balance beginning of period	$1,247	$1,181	$1,221	$1,225
Provision for units sold during period	385	440	808	855
Claims paid during the period	(349)	(355)	(746)	(814)
Balance, end of period	$1,283	$1,266	$1,283	$1,266

Operating leases- The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the three month periods ended June 30, 2005 and 2004 was $276,000 and $325,000, respectively, and for the six month periods ended June 30, 2005 and 2004, was $546,000 and $640,000, respectively. As of June 30, 2005, aggregate rental payments under these operating leases are estimated to be $1.3 million over the next 12 months.

Sale/Contribution of property- In the second quarter of 2005, the Company’s Board of Directors approved the sale/contribution of the Company’s idle manufacturing facility to the City of Nashua, Iowa. This property, which has a net book value of approximately $380,000, will be sold to the City of Nashua for a cash payment of $125,000, with the balance of $255,000 recorded as a contribution. It is expected that the tax benefits to be received from this contribution, which has an appraised value of $990,000, will substantially offset the recorded amount of this contribution and there will be no significant impact on results of operations for the year. U.S. Bank has agreed to release its lien on this property and will not require a cash payment to reduce the related term note. This transaction will be recorded in the financial statements when completed in the third quarter of 2005.

Note 5: Shareholders’ Investment

The components of shareholders’ investment are detailed as follows (in thousands):

	June 30, 2005	Dec. 31, 2004
Common stock - without par value;
Authorized - 40,000 shares;
Issued- 10,949 shares at June 30, 2005;
10,865 shares at Dec. 31, 2004	$18,475	$18,327
Additional paid-in capital	4,296	4,238
Retained earnings	5,334	2,798

Total Shareholders’ investment	$28,105	$25,363

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

Note 6: Stock Option Plans

Under the Company’s 1994 Stock Option Plan (the 1994 Plan) the Company reserved 1.1 million shares of common stock for issuance as options until July 31, 2004 when the Plan terminated and the granting of options under the Plan ended. At the annual meeting in 2004, the shareholders approved the 2004 Equity Incentive Plan, which reserved 900,000 shares of common stock for issuance as options after that date. All options granted under the 1994 Plan remain in effect until the expiration date specified when granted.

At June 30, 2005 and December 31, 2004, respectively, an aggregate of 1,073,651 options and 1,139,651 options were outstanding under these plans. These options were granted at prices ranging from $0.74-$4.07 per share, and are exercisable at various dates not to exceed 10 years from the date of grant. During the three month and six month periods ended June 30, 2005 and 2004, options were issued to the outside directors upon their election to purchase an aggregate of 18,000 shares of company stock in each year at a price of $4.07 and $3.05 per share, with a fair value of approximately $58,000 and $43,000 as determined by the Black-Scholes option pricing model and were charged to selling and administrative expense during the second quarter of 2005 and 2004, respectively. During the three and six month periods ended June 30, 2005, options totaling 39,000 and 84,000 shares were exercised, respectively, at average prices of $1.40 and $1.76 with $55,000 and $148,000, respectively, of proceeds received by the Company. There were no options forfeited during the three month and six month periods ended June 30, 2005.

Note 7: Net Income per Share

Following is a reconciliation of the weighted average shares outstanding, including the effect of the 3 for 2 stock split described in Note 5, which was used to determine basic and diluted net income per share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months		Six months
	2005	2004	2005	2004
Net income	$1,075	$1,503	$2,536	$2,739
Weighted average number of basic shares Outstanding	10,930	10,813	10,909	10,804
Dilutive effect of Stock options	700	585	677	519
Warrants	158	128	152	115

Weighted average number of diluted shares Outstanding	11,788	11,526	11,738	11,438

Net income per share – basic	$0.10	$0.14	$0.23	$0.25
Net income per share – diluted	$0.09	$0.13	$0.22	$0.24

A total of 13,000 shares at June 30, 2005 and 26,000 shares at June 30, 2004 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

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

Management evaluates the performance of each segment based on income (loss) before income taxes. Management has a policy of not charging interest to the segments on intercompany borrowing balances and retains all interest expense related to the U.S. Bank line of credit in the “Corporate and other” segment.

Information on business segment net sales, income (loss) before income taxes and identifiable assets are as follows for the three-month and six month periods ended June 30, 2005 and 2004 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three month period ended June 30,
2005
Net sales to unaffiliated customers	$34,487	$17,503	$3	$51,993
Income (loss) before income taxes *	2,172	(69)	(368)	1,735
Identifiable assets	38,465	55,273	2,516	96,254
2004
Net sales to unaffiliated customers	$32,965	$25,180	$6	$58,151
Income (loss) before income taxes *	3,038	663	(1,314)	2,387
Identifiable assets	32,857	47,796	4,686	85,339

Six month period ended June 30,
2005
Net sales to unaffiliated customers	$72,198	$38,155	$120	$110,473
Income (loss) before income taxes *	5,370	216	(1,495)	4,091
Identifiable assets	38,465	55,273	2,516	96,254

2004
Net sales to unaffiliated customers	$64,317	$50,219	$31	$114,567
Income (loss) before income taxes *	5,274	1,292	(2,218)	4,348
Identifiable assets	32,857	47,796	4,686	85,339

*	Minority interest in subsidiary loss of ($11) and income of $1 included in “Corporate and Other” and in “Total” for the three months and six months ended June 30, 2005 , respectively, and losses of $20 and $51 included in “Corporate and Other” and in “Total” for the three months and six months ended June 30, 2004.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition for the three-month and six month periods ended June 30, 2005 and 2004.

Results of Operations

Three-month periods ended June 30, 2005 and 2004 (second quarter)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the second quarter ended June 30, 2005 and 2004:

CONSOLIDATED DATA	2nd Quarter 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2005	2004
Net sales	$(6.2)	(10.6)	100.0%	100.0%
Gross profit	(1.3)	(14.2)	15.1	15.7
Selling and administrative expenses	(0.7)	(11.7)	10.6	10.7
Income from operations	(0.6)	(19.6)	4.5	5.0
Interest expense	0.1	21.4	(1.4)	(1.0)
Other income (expense)	0.1	79.3	0.2	0.1
Income before income taxes	(0.6)	(27.2)	3.3	4.1
Provision for income taxes	0.2	25.3	(1.3)	(1.5)
Minority interest in subsidiary	—	—	—	—
Net income	$(0.4)	(28.5)	2.1%	2.6%

SEGMENT DATA	2nd Quarter 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2005	2004
Net Sales
Trailers	$1.5	4.6	66.3%	56.7%
Motorcoach	(7.7)	(30.5)	33.7	43.3
Corporate and other	—	NM	—	—
Income (loss) before income taxes
Trailers	$(0.9)	(28.5)	4.2%	5.2%
Motorcoach	(0.7)	(110.4)	(0.1)	1.1
Corporate and other	1.0	72.0	(0.7)	(2.3)

*	NM means change not quantitatively significant

On a consolidated basis, the Company’s net income for the second quarter ended June 30, 2005 was $1.1 million or $0.09 cents per diluted share, compared with net income of $1.5 million, or $0.13 cents per diluted share for the second quarter of 2004. The decreased second quarter net income results in 2005 were primarily a result of reduced gross profit in both the trailer and motorcoach segments partially offset by lower selling and administrative expenses.

Consolidated net sales for the second quarter of 2005 decreased 10.6 percent to $52.0 million compared to net sales of $58.2 million for the second quarter of 2004. For the trailer segment, net sales of specialty trailers and transporters increased by 4.6 percent ($1.5 million) in 2005 compared to the second quarter of 2004 as unit sales in 2005 decreased over 2004 by 0.6 percent. There were increases in unit sales in some product categories, while others decreased in unit volume, but the overall average net revenue per unit sold increased by 5.3 percent in 2005 compared to 2004. The average net revenue increase reflects both changes in mix among the various product categories as well as the favorable impact from the 5 percent price increase effective January 1. Motorcoach segment net sales decreased by 30.5 percent ($7.7 million) in 2005 over the same quarter of 2004 as total unit sales decreased by 39.1 percent, with decreases of 41.2 percent and 37.9 percent in unit sales of new and used motorcoaches, respectively, as there was reduced customer traffic and sales at Company showrooms and events in 2005 compared with 2004 after strong sales in the fourth quarter of 2004. The effect of these volume decreases was partially offset by a 14.2 percent increase in average net revenue per motorcoach unit sold in 2005 as compared with the same quarter of 2004 due to the significant decrease in the number of lower priced used units sold as compared to higher priced new unit sales. There were greater sales of used units in the second quarter of 2004 compared to 2005 due to sales promotions and other activities to reduce inventories in 2004.

Consolidated gross profit margin decreased by $1.3 million to $7.8 million for the second quarter of 2005 from $9.1 million for the same quarter in 2004 as the gross profit contributions of each segment declined by approximately $0.6 million. As a percentage of net sales, consolidated gross profit margin for the quarter was 15.1 percent in 2005 compared to 15.7 percent in 2004. Total trailer segment gross profit decreased by $0.6 million on 2005 primarily as a result of a lower gross margin percentage. The trailer segment gross margin as a percentage of sales was 2.7 percentage points lower in the second quarter of 2005 than the same quarter in 2004. While there was an increase in the average revenue per unit sold of 5.3 percent in 2005, this increase was more than offset by an increase of 8.8 percent in the average cost per unit sold, primarily as the result of increased aluminum and other material costs. Motorcoach segment total gross margin decreased by $0.6 million in 2005 primarily as a result of reduced unit volume, but motorcoach segment gross profit margin as a percentage of sales increased by 1.8 percentage points in the second quarter of 2005 compared to 2004 as improved gross margins were realized on sales of new coaches due to higher average selling prices and the realization of reduced production costs due to efficiency improvements. Higher margins were also realized on used motorcoaches as a result of reduced write-downs for estimated market value declines in 2005.

Consolidated selling and administrative expenses decreased by $0.7 million (11.7 percent) in the second quarter of 2005, to $5.5 million from $6.2 million in the second quarter of 2004. As a percentage of sales, these expenses decreased to 10.6 percent in 2005 from 10.7 percent in 2004. Trailer segment expenses increased by $0.2 million compared to 2004 due primarily to increased marketing related costs related to generating and maintaining a higher sales volume. Motorcoach segment expenses increased by less $0.1 million in 2005 compared to 2004. Corporate and other expenses decreased by $0.9 million in 2005 compared to the second quarter of 2004, primarily reflecting reduced accruals for executive management performance bonuses.

Consolidated interest expense increased by $0.1 million in the second quarter of 2005 compared to 2004 as the result of higher interest rates and average debt levels in 2005 than in 2004. Other income, net, increased by less than $0.1 million in the second quarter of 2005 compared to the same quarter in 2004.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $11,000 in the second quarter of 2005 compared to $20,000 in 2004. This amount represents the equity interest of the 49 percent minority owner share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating loss of $22,000 for the second quarter of 2005 compared to a loss of $41,000 in 2004.

Consolidated income before taxes (IBT) decreased by approximately $0.6 million in the second quarter of 2005 to $1.7 million compared to $2.3 million the same quarter in 2004. This decline in 2005 compared to 2004 reflects decreases of $0.9 million and $0.7 million in trailer and motorcoach segment IBT, respectively, partially offset by a decrease of $1.0 million in corporate and other expenses for the reasons discussed above.

An income tax provision rate of approximately 38 percent was used in the second quarter of 2005 and 37 percent was used in the second quarter of 2004, primarily reflecting the federal corporate tax rate and effective state tax rates estimated for each year.

Six-month periods ended June 30, 2005 and 2004 (Six months)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the six months ended June 30, 2005 and 2004:

CONSOLIDATED DATA	Six months 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2005	2004
Net sales	$(4.1)	(3.6)	100.0%	100.0%
Gross profit	(0.3)	(1.6)	15.8	15.5
Selling and administrative expenses	(0.2)	(1.4)	11.1	10.9
Income from operations	(0.1)	(2.0)	4.7	4.6
Interest expense	0.2	18.4	(1.2)	(1.0)
Other income (expense)	0.1	83.8	0.2	0.1
Income before income taxes	(0.2)	(4.8)	3.7	3.8
Provision for income taxes	0.1	(3.4)	(1.4)	(1.4)
Minority interest in subsidiary	(0.1)	(102.0)	—	—
Net income	$0.2	(7.4)	2.3%	2.4%

SEGMENT DATA	Six months 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2005	2004
Net Sales
Trailers	$7.9	12.3%	65.4%	56.1%
Motorcoach	(12.1)	(24.0)	34.5	43.9
Corporate and other	.1	NM	.1	—
Income (loss) before income taxes
Trailers	$0.1	1.8%	4.9%	4.6%
Motorcoach	(1.1)	(83.3)	0.2	1.1
Corporate and other	0.7	32.6	(1.4)	(1.9)

*	NM means change not quantitatively significant

On a consolidated basis, the Company’s net income for the six months ended June 30, 2005 was $2.5 million or $0.22 cents per diluted share, compared with net income of $2.7 million, or $0.24 cents per diluted share for the same period of 2004. The decreased six month results in 2005 were primarily a result of reduced unit sales volume and gross profit in the motorcoach segment partially offset by decreases in selling and administrative expenses.

Consolidated net sales for the first six months of 2005 decreased $4.1 million (3.6 percent) to $110.5 million compared to net sales of $114.6 million for the first six months of 2004. For the trailer segment, net sales of specialty trailers and transporters increased by 12.3 percent ($7.9 million) to $72.2 million compared to $64.3 million in the first six months of 2004 as unit sales in 2005 improved over 2004 by 9.3 percent. There were increased sales in almost all product categories in 2005 and the average net revenue per unit sold increased by 2.7 percent in 2005 compared to 2004. This increase reflects a change in the mix of products as well as the favorable impact of a price increase effective January 1, 2005. Motorcoach segment net sales decreased by 24.0 percent over the same period of 2004 as total unit sales decreased by 41.8 percent, with decreases of 32.3 percent and 46.3 percent in unit sales of new and used motorcoaches, respectively, as there was reduced customer traffic and sales at Company showrooms and events in 2005 than in 2004 after strong sales in the fourth quarter of 2004. The effect of these volume decreases was partially offset by a 30.6 percent increase in average net revenue per motorcoach unit sold due to the significant decrease in the number of lower priced used units sold as compared to higher priced new unit sales. There were increased sales of used units in the first six months of 2004 compared to 2005 due to sales promotions and other activities to reduce inventories in 2004.

Consolidated gross profit margin decreased by approximately $0.3 million to $17.5 million for the first six months of 2005 from $17.8 million for the same period in 2004. This decrease was primarily attributable to decreased unit sales volume in the motorcoach segment in 2005 compared to 2004 that reduced its total gross profit contribution by $0.8 million in 2005, partially offset by improved unit sales volume in the trailer segment that increased its total gross margin by $0.5 million in 2005 compared to 2004. As a percentage of net sales, consolidated gross profit margin for the six month period was 15.8 percent in 2005 compared to 15.5 percent in 2004. The trailer gross profit margin as a percentage of sales for the current six month period was 1.3 percentage points lower than the same period in 2004 as the higher cost of aluminum and other materials increased the average cost per unit sold by 4.3 percent over the 2004 cost, which exceeded the 2005 increase in the average net revenue sold of 2.1 percent. The motorcoach gross profit margin as a percentage of sales increased by 1.8 percentage points in the first six months of 2005 compared to 2004 as improved percentage margins were realized on sales of new coaches due to higher average selling prices and the realization of reduced production costs due to efficiency improvements.

Consolidated selling and administrative expenses decreased by $0.2 million in the first six months of 2005, to $12.3 million, a 1.4 percent decrease, from $12.5 million in the first six months of 2004. As a percentage of sales, these expenses increased to 11.1 percent in 2005 from 10.9 percent in 2004. Trailer segment expenses increased by $0.4 million (6.4 percent) in 2005 compared to 2004 due primarily to increased marketing related costs related to generating and maintaining a higher sales volume. Motorcoach segment expenses increased by $0.2 million (4.8 percent) in 2005 compared to 2004 mainly due to increases in marketing and related costs not offset by an increase in sales volume. Corporate and other expenses decreased by $0.7 million (34.9 percent) in 2005 compared to the first six months of 2004, primarily reflecting no executive management performance bonus accruals in 2005 compared to $0.7 million in 2004 and a reduction of FCC selling and administrative expenses.

Consolidated interest expense increased by $0.2 million in the first six months of 2005 compared to the same period in 2004 as the result of higher interest rates in 2005. Other income, net, increased by $0.1 million in the first six months of 2005 compared to the same quarter in 2004 due to increased finance income.

Minority interest in the Company’s 51 percent owned subsidiary’s income was less than $1,000 in the first six months of 2005 compared to a $51,000 loss in 2004. This amount represents the equity interest of the 49 percent minority owner share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating income of $1,100 for the first six months of 2005 compared to a loss of $103,000 in 2004.

Consolidated income before taxes (IBT) decreased by approximately $0.2 million in the first six months of 2005 to $4.1 million compared to $4.3 million the same quarter in 2004. This decrease primarily reflects a decrease of approximately $1.0 million in motorcoach segment IBT partially offset by decrease of $0.7 million in corporate and other expenses and an increase in trailer segment IBT of $0.1 million.

An income tax provision rate of approximately 38 percent was used in the first six months of 2005 and 37 percent in the first six months of 2004, primarily reflecting the federal corporate tax rate and effective state tax rates.

Outlook

The Company remains cautiously optimistic about the level of sales for the remaining quarters of 2005. At June 30, 2005, the trailer order backlog was $16.3 million compared to $17.6 million at December 31, 2004 and $21.6 million at June 30, 2004. At June 30, 2005, the motorcoach backlog was $9.2 million compared to $7.7 million at December 31, 2004 and $5.6 million at June 30, 2004. While trailer backlog has decreased, order levels have remained strong in 2005 and have been filled from increased finished inventory levels. Management expects this will continue until trailer inventory levels have decreased. Even though motorcoach backlog has increased since December 31, 2004, management believes the fluctuations in motorcoach backlog will occur and in part, reflect changes in customer buying preferences, i.e., buying completed coaches rather than ordering a custom coach for future delivery, and does not reflect a reduction in the demand for motorcoaches although there has been reduced customer traffic and sales at Company showrooms and events in 2005 compared to 2004. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to maintain sales volume levels experienced in 2004.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes equestrian events, and with its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company intends to continue introducing new models and models with enhanced features. It also continues to expand its trailer dealer organization in unserved or underserved markets.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the six months ended June 30, 2005, the Company’s operating activities used net cash of $2.7 million as working capital changes of $6.5 million exceeded the $3.8 million provided from net income and non-cash depreciation and amortization charges during the period. At June 30, 2005, the Company had approximately $9.9 million available to borrow under its credit lines compared to $9.5 million at December 31, 2004, an increase of $0.4 million as availability under both lines increased due to changes in eligible receivables and inventories.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.52 to 1 at June 30, 2005, compared with a ratio of 1.44 to 1 at December 31, 2004. This ratio has improved as a result of operating and cash flow improvements. The ratio of total debt to shareholders’ investment decreased to 1.46 to 1 at June 30, 2005 from 1.54 to 1 at December 31, 2004. This ratio improved as stockholders’ investment increased during 2005 as a result of additional net income for the year.

To maintain an efficient level of trailer production, increased expenditures for working capital items has been and may continue to be required from time to time to support production levels in excess of sales. Production levels in excess of new order levels during the last six months of 2004 and first six months of 2005 have resulted in the growth of finished trailer inventories by $5.0 million, including $2.1 million in the first six months of 2005. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of June 30, 2005, approximately 59 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 94 percent at June 30, 2004 and 70 percent at December 31, 2004. For the six months ended June 30 2005, total units produced exceeded units sold and new coach inventory increased by $3.3 million. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the third quarter of 2005, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, and other fixed obligations that will require cash flows of $7.3 million in addition to amounts required to cover checks not yet presented for payment, which at June 30, 2005 was $5.3 million. At June 30, 2005 the Company had availability on its credit lines of approximately $9.9 million. Additional payments may be required for the commitments and contingencies referred to in Note 4 of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-10Q. These payments are expected to be funded by cash generated from operations, including reductions in receivable and inventory levels, as well as availability on existing lines of credit.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 3 to the condensed unaudited consolidated financial statements included in this quarterly report on Form 10-Q, is a summary of the Company’s agreements with its principal lenders:

1.	The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of June 30, 2005, asset-based availability on the revolving credit line was $16.9 million with $2.9 million used for letters of credit, $5.6 million borrowed and outstanding and $8.4 million available to borrow. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $98,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule ($7,700 plus interest on outstanding balance of $460,000 at December 31, 2004) and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at June 30, 2005.

2.	The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of June 30, 2005, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $22.5 million with $21.1 million outstanding. The Company was in compliance with all the covenants of this agreement at June 30, 2005.

3.	In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. As of June 30, 2005, $1.3 million was outstanding under this agreement, of which approximately $0.5 million was due in the second quarter as a result of the expiration of the allowable period the coaches may be financed. Regions extended the maturity date of the flooring on these coaches over a period ending in December 2006. The Company was in compliance with the financial covenants of this agreement at June 30.

4.	The Company’s motorcoach shell manufacturer provides shells to the Company on a four month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period, whichever occurs first. At June 30, 2005, the amount due the Company’s shell manufacturer for consigned shells was $5.5 million and there were no shells with an expired consignment term.

5.	On January 21, 2005, the Company entered into a Mortgage Agreement with GE Commercial Finance Business Property Corporation (GE Property) whereby the Company borrowed the funds to purchase for $5.3 million the Sanford, Florida property it uses as a sales and service center for the motorcoach division. The mortgage note matures on February 1, 2017, bears interest at 6.49 percent per annum and requires monthly principal and interest payments of $52,874. Prior to entering into this agreement, the Company was using this property under the terms of a lease agreement and it was recorded on the Company’s balance sheet as a capital lease obligation. The unamortized balance of the obligation ($4.4 million) was cancelled upon termination of the lease and purchase of the building from the lessor.

Certain Other Obligations

As described in Note 4 to the condensed unaudited consolidated financial statements included in this annual report on Form 10-Q, the Company is subject to a number of commitments and contingencies that may affect its liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the six months ended June 30, 2005, as reflected in the condensed consolidated statements of cash flow:

Operating activities used net cash of $2.7 million. The Company’s net income of $2.5 million included non-cash depreciation and amortization of $1.2 million and other non-cash items in an aggregate net amount of $0.1 million. These funds were used to finance $6.5 million in changes in working capital items. Net changes in receivables, inventories and prepaid assets used cash of $3.7 million including: increases of $2.1 million in receivables, and $3.1 million in inventory, partially offset by decreases in leased trailers of $0.5 million and reductions in prepaid expenses $1.0 million. Net changes in accounts payable, accrued liabilities and other current liabilities used net cash of $2.8 million. Changes in these liabilities included, among other items: a decrease of $1.7 in motorcoach shells payable as work in process decreased; a $0.8 million increase in trade accounts payables due to increased terms from trade creditors; a decrease of $0.9 million in customer deposits and a $1.0 million decrease in accrued liabilities due to the payment of accrued performance bonuses and 401K contributions accrued at December 31, 2004.

The Company’s investing activities used cash of $6.2 million, principally for the purchase the Sanford Sales and Service facility for $5.4 million. As discussed below, the purchase was fully financed by mortgage borrowings. Other purchases of plant and equipment items totaled $0.8 million. Borrowings against this term note were $460,000 at December 31, 2004 for capital expenditures in 2004. There have been no borrowings against this note in 2005.

The Company’s financing activities provided net cash of $8.8 million, including a $5.3 million mortgage note on the Sanford facility. Net borrowings in wholesale financing and line of credit borrowings totaled $2.5 million which were offset by payments of $1.4 million on other short and long-term debt. Proceeds from the exercise of stock options provided cash of $0.1 million and checks issued but not presented for payment increased by $2.3 million. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

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

The words “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate’” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date made, are based on current expectations, are inherently uncertain and should be viewed with caution. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other than as required by law.

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

Risk Factors

The Company may not be able to increase prices sufficiently to cover increases in cost of aluminum and other costs. Prices of aluminum, the principal commodity used in the Company’s business, and which represented approximately 14% of consolidated cost of sales in 2004, fluctuate daily in the open market. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc. and Indalex, Inc. and the majority of its sheet metal from two large suppliers, Ryerson Tull and Aluminum Line Products Co. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the past, the Company has had contracts with certain of the above suppliers to fill a substantial portion of its projected needs for aluminum for the forthcoming year at fixed prices. The Company has not obtained such contracts for 2005 and is purchasing aluminum to meet its production requirements at current market prices for aluminum. If the cost of aluminum in 2005 continues to increase significantly and the Company cannot increase its product prices sufficiently to cover aluminum and other cost increases, its results of operations may suffer. The Company implemented a price increase on its aluminum trailers effective on January 1, 2005 to help offset increased aluminum costs it is currently experiencing, but there can be no assurance the price increase will be sufficient or that increased sales prices will not harm demand.

Changes in customer discretionary spending may cause our sales volume and product mix to fluctuate. A large portion of our sales involve discretionary spending by our customers, and may be delayed or cancelled in times of economic uncertainty. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. While we experienced significant sales growth in 2004, a return to a static or declining growth rate in the overall demand for our products may harm our sales and hinder our ability to maintain operating results and our liquidity

The Company may not be able to maintain compliance with, or obtain future waivers for non-compliance with, various restrictive covenants under its credit facilities. During 2002, the Company signed long-term financing agreements with its principal lenders (U.S. Bank and GE). (These agreements are discussed more fully in Note 8 to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.) Each of these agreements contains affirmative and restrictive covenants. In 2004 and 2005, the lenders amended their agreements to reduce the requirements of certain covenants for compliance in 2004 and beyond. The Company was in compliance with all of these covenants during 2004 and as June 30, 2005, but has required waivers of compliance for certain covenants in 2003 and certain prior years. Although management believes it will be able to maintain compliance with these covenants in 2005, violations could occur allowing the lenders their option to accelerate payment of the debt.

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

The Company begins motorcoach production before customer orders are received. To maintain a level production schedule, production often begins on motorcoaches before orders have been received from specific buyers. As of June 30, 2005 and 2004, approximately 59% and 94%, respectively, of the coaches in production and to be completed over the next four months had not been sold to specific customers. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. If the motorcoaches are not sold according to expectations, the Company may have to reduce selling prices which would harm its profitability. Further, if the sale periods for motorcoaches are substantially longer than expected, capital advances available under the Company’s credit facility with GE will be reduced and liquidity may be harmed.

We may not have the capital resources to maintain pace with technology improvements. To remain competitive, the Company is required from time to time to make capital expenditures for machinery to remain competitive and to improve operating efficiencies and output. While the Company does not currently anticipate significant capital expenditures will be required in the near future, the Company may not have sufficient liquidity and may not be able to obtain additional financing for such required capital expenditures as necessary. Failure to keep pace with technological improvements in manufacturing trailers and motorcoaches could lead to reduced competitiveness and increased cost and production inefficiencies. The occurrence of any of these events could further harm our liquidity and results of operations.

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

Startup operations may have adverse impact on operating results. As discussed in Note 5 to the consolidated financial statements included in the Company’s annual report on Form 10-K, in October 2003, the Company reopened a facility in Pryor, Oklahoma as a sales and service center. The Company sustained losses of about $14,000, $660,000 and $124,000 in restarting and operating this facility in the six months ended June 30, 2005 and the years 2004 and 2003, respectively. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2005, the Company may be required to accrue additional costs related to this facility. Also, the Company is a 51 percent owner in a Company (FCC) that sells car care products as discussed in Note 1 to the condensed unaudited consolidated financial statements. The Company has invested $197,000 in this entity in 2004 and 2003 and has absorbed total losses of $194,000 in those years. For the six months ended June 30, 2005, FCC had income of $1,100. The Company is evaluating whether to continue this operation beyond the year 2005.

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

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2004, as reported to the Company by its suppliers was $0.85 in 2004, $0.68 in 2003, and $0.65 in 2002. The current average aluminum cost per pound for 2005 delivery is $0.91 for the first six months of 2005. The Company’s cost of aluminum, which was approximately 14 percent of consolidated cost of sales in 2004, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. In 2004, the Company obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduced substantially the risk of aluminum cost fluctuations for the year. The Company has not yet obtained such commitments for 2005. If the cost of aluminum increases significantly above 2004 levels in 2005 and the Company cannot increase its product prices sufficiently to cover such increases, the Company’s results of operations may be harmed. The Company initiated a price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2004 unless they were ordered and in backlog at December 31, 2004. Management believes this price increase will cover the higher aluminum costs in 2005 but may not cover other cost increases as well. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s products.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Approximately $33 million of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $204,000 at current debt levels.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Registrant’s shareholders was held on Friday, June 10, 2005.

(b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 7,068,701 shares in favor, with 48,186 shares against, and 7,000 shares abstaining.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
Conrad D. Clement	7,075,702	48,185
Jeffery A. Mason	7,054,398	69,489
Tracy J. Clement	7,074,702	49,185
Thomas J. Winkel	7,051,613	72,274
Kenneth D. Larson	7,073,337	50,550
Terry E. Branstad	7,072,687	51,200
Charles A. Elliott	7,072,836	51,051

Item 6. EXHIBITS

See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC.
(Registrant)

Date: August 12, 2005	/S/ CONRAD D. CLEMENT
Conrad D. Clement
President & CEO

Date: August 12, 2005	/S/ JEFFERY A. MASON
Jeffery A. Mason
Chief Financial Officer

EXHIBIT INDEX

Form 10-Q

Quarter ended June 30, 2005

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