Form 10-Q
period 2005-09-30
FEATHERLITE INC
filed 2005-11-10
CIK 928064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-24804
Featherlite, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1621676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  X         No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No  X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ___   No  X
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

10,997,365 shares as of November 10, 2005

FEATHERLITE, INC.
INDEX
Form 10-Q
Quarter ended September 30, 2005

Part I: FINANCIAL INFORMATION
Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Featherlite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)
	September 30,	December 31,
ASSETS	2005	2004

Current assets
Cash	$179	$179
Receivables	6,749	4,781
Refundable income taxes	-	497
Inventories
Raw materials	7,129	7,491
Work in process	14,073	15,362
Finished trailers/motorcoaches	24,182	23,750
Used trailers/motorcoaches	15,774	15,127
Total inventories	61,158	61,730
Leased promotional trailers	1,603	1,669
Prepaid expenses	823	1,827
Deferred tax asset	1,274	1,275
Total current assets	71,786	71,958

Property and equipment, net	16,939	16,003
Other assets	3,306	4,252
	$92,031	$92,213
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Wholesale financing and other notes payable	$19,606	$22,106
Current maturities of long-term debt	1,766	1,699
Checks issued, not yet presented	2,533	2,900
Motorcoach shell costs payable	3,939	7,277
Accounts payable	4,798	4,323
Accrued liabilities	9,481	9,124
Customer deposits	2,257	2,698
Total current liabilities	44,380	50,127
Long-term debt
Bank line of credit	6,505	4,243
Other long-term debt, net of current maturities	10,586	11,092
Total long-term debt	17,091	15,335
Deferred income taxes	1,340	1,340
Deferred grant income	34	45
Minority interest in subsidiary	-	3
Commitments and contingencies
Shareholders’ investment	29,186	25,363
	$92,031	$92,213
See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$59,260	$45,168	$169,733	$159,735
Cost of sales	50,368	38,221	143,362	135,027

Gross profit	8,892	6,947	26,371	24,708
Selling and administrative expenses	6,610	6,250	18,901	18,716

Income from operations	2,282	697	7,470	5,992
Other income (expense)
Interest	(675)	(561)	(2,011)	(1,689)
Other, net	66	92	305	222
Total other expense	(609)	(469)	(1,706)	(1,467)
Income before income taxes	1,673	228	5,764	4,525
Minority interest in subsidiary loss	24	20	24	71
Benefit (Provision) for income taxes	(645)	692	(2,200)	(917)
Net income	$1,052	$940	$3,588	$3,679

Net income per share -
Basic	$0.10	$0.09	$0.33	$0.34
Diluted	$0.09	$0.08	$0.31	$0.32
Average common shares outstanding -
Basic	10,949	10,839	10,922	10,817
Diluted	11,685	11,713	11,720	11,530

See notes to unaudited condensed consolidated financial statements

Featherlite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004

Cash provided by (used for) operating activities
Net income	$3,588	$3,679
Depreciation and amortization	1,746	1,711
Other non cash adjustments, net	17	150
Changes in other working capital items, net	(2,137)	35
Net cash provided by operating activities	3,214	5,575

Cash provided by (used for) investing activities
Purchase of Sanford, Florida facility	(5,441)	-
Purchases of other property and equipment	(1,575)	(1,436)
Proceeds from equipment sales	234	99
Net cash used for investing activities	(6,782)	(1,337)

Cash provided by (used for) financing activities
Repayment on trade creditor payment plan	-	(1,608)
Proceeds from wholesale financing/bank line of credit	209,118	177,065
Repayment of wholesale financing/bank line of credit	(208,556)	(179,560)
Borrowings for Sanford facility repurchase	5,280	-
Repayment of other short-term debt	(799)	(938)
Proceeds from other long-term debt	-	52
Repayment of other long-term debt	(1,285)	(1,404)
Proceeds from issuance of common stock upon exercise of options	177	113
Increase (decrease) in checks issued not yet presented	(367)	2,286
Net cash provided by (used for) financing activities	3,568	(3,994)

Net cash increase for period	-	244
Cash balance, beginning of period	179	173

Cash balance, end of period	$179	$417

Supplemental disclosure- non cash
Termination of capitalized lease obligation	$4,434	$-

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2005 and 2004. The results of interim periods may not be indicative of results to be expected for the year.

The unaudited condensed consolidated financial statements include the accounts of Featherlite, Inc., and its wholly owned subsidiaries, Featherlite Aviation Company and Featherlite Chemicals Holdings, LLC (FCH). FCH owns a 51 percent interest in Featherlite Chemicals LLC.

Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no affect on net income or shareholders’ investment as previously reported.

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004
Aircraft held for resale	$2,400	$2,580
Deposits	532	717
Leased promotional trailers	242	637
Advertising and promotion	111	174
Deposit on building repurchase	-	106
Other	21	38
Total	$3,306	$4,252

There were no aircraft purchases or sales during the three-month and nine-month periods ended September 30, 2005 and 2004. The aircraft is recorded at estimated net realizable value.

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: At September 30, 2005 and December 31, 2004, wholesale financing and other notes payable consisted of the following (in thousands):

	2005	2004
GE Commercial Distribution Finance Company (GE) $25 million wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime (6.75% at September 30, 2005 and 5.25% at December 31, 2004); secured by financed motorcoaches and other assets of the Company	$18,592	$19,426
Regions Bank (Regions) $3 million floor plan financing agreement, monthly interest at the prime rate plus 0.5% (7.25% at September 30, 2005 and 5.75% at December 31, 2004); secured by financed motorcoaches and Coachmen trailers	1,014	1,880
Note payable with an insurance premium finance company	0	800
	$19,606	$22,106

In July 2005, Regions Bank extended the maturity of the floor plan borrowings on certain motorcoaches in an aggregate amount of $511,000 until December 31, 2006. At September 30, 2005, the Company was in compliance with the covenants contained in the financing agreements governing the above facilities and notes.

Line of Credit: Under the terms of a Revolving Loan and Security Agreement, the Company has a $17 million asset-based line of credit with U.S Bank. As of September 30, 2005 the credit facility had outstanding borrowings of $6.5 million, outstanding letters of credit of $2.7 million and remaining borrowing availability of $7.8 million. Advance rates are based upon 70-85% of the Company’s eligible accounts receivable and 30-70% of the Company’s eligible inventory. Interest is equal to the prime rate. The Company was in compliance with all of the covenants of this credit agreement, which also covers the term notes included in “other long-term debt” as of September 30, 2005.

Other Long-Term Debt: Other long-term debt consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
U.S. Bank term notes payable; interest at prime (6.75% at September 30, 2005 and 5.25% at December 31, 2004) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 then due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$4,529	$5,505
Capitalized lease of Sanford, Florida real estate; lease terminated in January 2005	-	4,434
Mortgage note with GE Commercial Finance Business Property Corporation on Florida real estate, with an annual interest rate of 6.49% and payable over a 12 year term by monthly principal and interest payments of $53,000.	5,107	-
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,643	2,749
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	73	103
Total	12,352	12,791
Less current maturities	(1,766)	(1,699)
	$10,586	$11,092

Termination of Capitalized Lease and Repurchase of Property:
On January 21, 2005, the Company terminated its capitalized lease with GBNM Partnership on the Sanford Sales and Service facility, which had an unpaid balance of $4.4 million at December 31, 2004, and exercised its option to repurchase this facility for $5.4 million. This purchase was primarily financed with a mortgage in the amount of $5.3 million from GE Commercial Finance Business Property Corporation. The $200,000 difference between the terminated lease obligation carrying value and the net book value of the property was treated as a reduction in the purchase price of the repurchased facility. As this property was previously recorded as a capitalized lease, there has not been a significant increase in annual depreciation or interest expense as a result of this transaction.

Note 4: Commitments and Contingencies

Inventory Repurchase Agreements-Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from certain financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $17.0 million at September 30, 2005. During the nine months ended September 30, 2005, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as may arise from time to time as a result of litigation or related settlements in the ordinary course of business.

Self Insurance- The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: for health claims there is an annual stop loss of $150,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At September 30, 2005, $1.5 million and $0.6 million was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.7 million in favor of the certain workers’ compensation claim administrators to guarantee settlement of claims they process. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

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

Aluminum and other purchase commitments- The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2005. In prior years the Company had obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At September 30, 2005, the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $3.6 million in 2005 and 2006, which the Company expects to fulfill.

Warranty- The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K. Following is a summary of the changes in these liabilities during the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	--Three months--		-- Nine months---
	2005	2004	2005	2004
Balance beginning of period	$1,283	$1,266	$1,221	$1,225
Provision for units sold during period	498	507	1,306	1,362
Claims paid during the period	(353)	(514)	(1,099)	(1,328)
Balance, end of period	$1,428	$1,259	$1,428	$1,259

Operating leases- The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the three month periods ended September 30, 2005 and 2004 was $272,000 and $313,000, respectively, and for the nine month periods ended September 30, 2005 and 2004, was $819,000 and $953,000, respectively. As of September 30, 2005, aggregate rental payments under these operating leases are estimated to be $1.1 million over the next 12 months.

Sale/Contribution of property- In the second quarter of 2005, the Company’s Board of Directors approved the sale/contribution of the Company’s idle manufacturing facility the City of Nashua, Iowa. This property, which has a net book value of approximately $380,000, will be sold to the City of Nashua for a cash payment of $125,000, with the balance of $255,000 recorded as a contribution. It is expected that the tax benefits to be received from this contribution, which has an appraised value of $990,000, will substantially offset the recorded amount of this contribution and there will be no significant impact on results of operations for the year. U.S. Bank has agreed to release its lien on this property and will not require a cash payment to reduce the related term note. This transaction will be recorded in the financial statements upon closing, which is expected to be completed in the fourth quarter of 2005.

Note 5: Shareholders’ Investment

The components of shareholders’ investment are detailed as follows (in thousands):

	Sept. 30,	Dec. 31,
	2005	2004
Common stock - without par value;
Authorized -40,000 shares;
Issued - 10,973 shares at Sept. 30, 2005;
10,865 shares at Dec. 31, 2004	$18,504	$18,327
Additional paid-in capital	4,296	4,238
Retained earnings	6,386	2,798
Total Shareholders’ investment	$29,186	$25,363

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

At September 30, 2005 and December 31, 2004, respectively, an aggregate of 1,073,651 options and 1,139,651 options were outstanding under these plans. These options were granted at prices ranging from $0.74-$4.07 per share, and are exercisable at various dates not to exceed 10 years from the date of grant. During the second quarter of 2005 and 2004, options were issued to the outside directors upon their election to purchase an aggregate of 18,000 shares of company stock in each year at a price of $4.07 and $3.05 per share, respectively, with a fair value of approximately $58,000 and $43,000, respectively, as determined by the Black-Scholes option pricing model and were charged to selling and administrative expense during the second quarter of 2005 and 2004, respectively. There were no options granted during the third quarter of 2005. During the three and nine month periods ended September 30, 2005, options totaling 24,000 and 108,000 shares were exercised, respectively, at average prices of $1.21 and $1.64 with $29,000 and $177,000, respectively, of proceeds received by the Company. There were no options forfeited during the three month and nine month periods ended September 30, 2005.

Note 7: Net Income per Share

Following is a reconciliation of the weighted average shares outstanding, including the effect of the 3 for 2 stock split described in Note 5, which was used to determine basic and diluted net income per share for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three months		Nine months
	2005	2004	2005	2004
Net income	$1,052	$940	$3,588	$3,679
Weighted average number of basic shares Outstanding	10,949	10,839	10,922	10,817
Dilutive effect of Stock options	593	719	646	585
Warrants	142	155	152	129
Weighted average number of diluted shares outstanding	11,685	11,713	11,720	11,530
Net income per share - basic	$0.10	$0.09	$0.33	$0.34
Net income per share - diluted	$0.09	$0.08	$0.31	$0.32

A total of 44,000 shares at September 30, 2005 and no shares at September 30, 2004 were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

Note 8: Segment Reporting

The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches and related parts, accessories and services to many different markets, including recreational, entertainment and agriculture. “Corporate and other” in the table below includes the accounts of Featherlite Chemicals, LLC, unallocated aircraft operating costs, certain corporate officers’ salaries and other administration costs.

Management evaluates the performance of each segment based on income (loss) before income taxes. Management has a policy of not charging interest to the segments on intercompany borrowing balances and retains all interest expense related to the U.S. Bank line of credit in the “Corporate and other” segment.

Information on business segment net sales, income (loss) before income taxes and identifiable assets are as follows for the three-month and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three month period ended Sept. 30,
2005
Net sales to unaffiliated customers	$35,420	$23,834	$6	$59,260
Income (loss) before income taxes *	2,994	163	(1,460)	1,697
Identifiable assets	38,698	50,868	2,465	92,031
2004
Net sales to unaffiliated customers	$31,074	$14,092	$2	$45,168
Income (loss) before income taxes *	2,293	(1,310)	(731)	248
Identifiable assets	35,716	49,721	4,585	90,022

Nine month period ended Sept. 30,
2005
Net sales to unaffiliated customers	$107,618	$61,989	$126	$169,733
Income (loss) before income taxes *	8,363	379	(2,954)	5,788
Identifiable assets	38,698	50,868	2,465	92,031

2004
Net sales to unaffiliated customers	$95,391	$64,311	$33	$159,735
Income (loss) before income taxes *	7,567	(19)	(2,952)	4,596
Identifiable assets	35,716	49,721	4,585	90,022

* Minority interest in subsidiary loss of $24 and is included in “Corporate and Other” and in “Total” for both the three months and nine months ended September 30, 2005, and losses of $20 and $71 are included in “Corporate and Other” and in “Total” for the three months and nine months ended September 30, 2004.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company's results of operations and financial condition for the three-month and nine-month periods ended September 30, 2005 and 2004. For simplicity, the Company has rounded its results to the nearest $100,000 increment in the narratives discussing the Company’s operating results.

Results of Operations

Three-month periods ended September 30, 2005 and 2004 (third quarter)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the third quarter ended September 30, 2005 and 2004:

CONSOLIDATED DATA	3rd Quarter 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2005	2004
Net Sales	$14.1	31.2%	100.0%	100.0%
Gross Profit	2.0	28.0	15.0	15.4
Selling and administrative expenses	0.4	5.8	11.2	13.8
Income from operations	1.6	227.5	3.8	1.5
Interest expense	0.1	20.3	(1.1)	(1.2)
Other income (expense)	0.1	(28.3)	0.1	0.2
Income before income taxes	1.4	633.8	2.8	0.5
Provision for income taxes	1.3	NM	(1.1)	1.5
Minority interest in subsidiary	-	-	-	-
Net income	$0.2	11.9	1.8%	2.1%

SEGMENT DATA	3rd Quarter 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2005	2004
Net Sales
Trailers	$4.3	14.0%	59.8%	68.8%
Motorcoach	9.8	69.1	40.2	31.2
Corporate and other	-	NM	-	-
Income (loss) before income taxes
Trailers	$0.7	$30.6	5.1%	5.1%
Motorcoach	1.4	NM	0.3	(2.9)
Corporate and other	(0.7)	(99.2)	(2.5)	(1.6)
* NM means change not quantitatively significant

On a consolidated basis, the Company’s net income for the third quarter ended September 30, 2005 was $1.1 million or $0.09 cents per diluted share, compared with net income of $0.9 million, or $0.08 cents per diluted share for the third quarter of 2004, which included $0.07 related to a nonrecurring tax benefit recorded in 2004. The increased third quarter net income results in 2005 were primarily a result of increased gross profit resulting from higher sales in both the trailer and motorcoach segments, as well as improved gross profit margin percentages in the motorcoach segment. These increases were partillay offset by higher selling, administrative and interest expenses.

Consolidated net sales for the third quarter of 2005 increased 31.2 percent to $59.3 million compared to net sales of $45.2 million for the third quarter of 2004. For the trailer segment, net sales of specialty trailers and transporters increased by 14.8 percent ($4.9 million) in 2005 compared to the third quarter of 2004 even though total unit sales in 2005 decreased over 2004 by 3.3 percent. There were increases in unit sales in some product categories, while others decreased in unit volume. However, the impact of this net unit volume decrease was more than offset by an increase in the overall average net revenue per unit sold, which increased by 17.8 percent in 2005 compared to 2004. The average net revenue increase reflects both changes in mix among the various product categories as well as the favorable impact from the 5 percent price increase effective January 1, 2005. Motorcoach segment net sales increased by 69.1 percent ($9.7 million) in the third quarter of 2005 compared to the same quarter of 2004, when sales activity was disrupted for significant periods due to hurricane activity in Florida. New unit sales increased by 150.0 percent as sales activity accelerated significantly during the quarter, but used unit sales decreased by 25.0 percent. While total unit sales volume decreased by 2.6 percent, the average net revenue per motorcoach unit sold in 2005 increased by 64.8 percent as compared with the same quarter of 2004 due an increase in the number of higher priced new units sold and a decrease in the number of lower priced used units sold. There were greater sales of used units in the third quarter of 2004 compared to 2005 due to sales promotions and other activities to reduce inventories in 2004.

Consolidated gross profit margin increased by $2.0 million to $8.9 million for the third quarter of 2005 from $6.9 million for the same quarter in 2004 as the gross profit contributions of both the trailer and motorcoach segments increased. As a percentage of net sales, consolidated gross profit margin for the quarter was 15.0 percent in 2005 compared to 15.4 percent in 2004. Total trailer segment gross profit increased by $0.6 million in 2005, as the result of a favorable product mix allowing for increased revenue and gross profit per unit in the third quarter of 2005 compared to the same quarter in 2004. Motorcoach segment total gross margin increased by $1.4 million in 2005, primarily the result of an increased sales volume of new units that had higher average selling prices and margins. This increase was partially offset by a reduction in the sales of lower margin used units. Motorcoach segment gross profit margin as a percentage of sales increased by 1.4 percentage points in the third quarter of 2005 compared to 2004.

Consolidated selling and administrative expenses increased by $0.4 million (5.7 percent) in the third quarter of 2005, to $6.6 million from $6.2 million in the third quarter of 2004. As a percentage of sales, these expenses decreased to 11.2 percent in 2005 from 13.8 percent in 2004. Trailer segment expenses decreased by less than $0.1 million compared to 2004. Motorcoach segment expenses decreased $0.2 million in 2005 compared to 2004. Corporate and other expenses increased by $0.6 million in 2005 compared to the third quarter of 2004, primarily reflecting the accrual of executive management performance bonuses.

Consolidated interest expense increased by $0.1 million in the third quarter of 2005 compared to the same quarter in 2004 as the result of higher interest rates in 2005 than in 2004. Other income, net, decreased by less than $0.1 million in the third quarter of 2005 compared to the same quarter in 2004.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $24,000 in the third quarter of 2005 compared to $20,000 in the same quarter in 2004. This amount represents the equity interest of the 49 percent minority owned share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating loss of $50,000 for the third quarter of 2005 compared to a loss of $41,000 in 2004. This activity is being discontinued due to lack of profitable operations.

Consolidated income before taxes (IBT) increased by approximately $1.4 million in the third quarter of 2005 to $1.6 million compared to $0.2 million the same quarter in 2004. This increase in 2005 compared to 2004 reflects increases of $0.7 million and $1.4 million in trailer and motorcoach segment IBT, respectively, partially offset by an increase of $0.7 million in corporate and other expenses for the reasons discussed above.

An income tax provision rate of approximately 38 percent was used in 2005 and 2004, reflecting the federal corporate tax rate and effective state tax rates estimated for each year. In addition, a non-recurring tax benefit of $0.8 million was recognized in the third quarter of 2004 to eliminate a deferred tax asset valuation reserve because of the improvement in the Company’s operating results in 2004 and its improved outlook.

Nine-month periods ended September 30, 2005 and 2004 (Nine months)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the nine months ended September 30, 2005 and 2004:

CONSOLIDATED DATA	Nine months 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2005	2004
Net sales	$10.0	6.3%	100.0%	100.0%
Gross profit	1.7	6.7	15.5	15.5
Selling and administrative expenses	0.2	1.0	11.1	11.7
Income from operations	1.5	24.7	4.4	3.8
Interest expense	0.3	19.1	(1.2)	(1.1)
Other income (expense)	0.1	37.4	0.2	0.1
Income before income taxes	1.2	27.4	3.4	2.8
Provision for income taxes	1.3	139.9	(1.3)	(0.6)
Minority interest in subsidiary	0.0	NM	-	-
Net income	$(0.1)	(2.5)%	2.1%	2.3%

SEGMENT DATA	Nine months 2005 vs. 2004 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2005	2004
Net Sales
Trailers	$12.2	12.8%	63.4%	59.7%
Motorcoaches	(2.3)	(3.6)	36.5	40.3
Corporate and other	0.1	281.8	0.1	-
Income (loss) before income taxes
Trailers	$0.8	10.5%	4.9%	4.7%
Motorcoach	0.4	NM	0.2	0.0
Corporate and other	-	NM	1.7	1.8
* NM means change not quantitatively significant

On a consolidated basis, the Company’s net income for the nine months ended September 30, 2005 was $3.6 million or $0.31 cents per diluted share, compared with net income of $3.7 million, or $0.32 cents per diluted share for the same period of 2004, including in 2004 $0.07 cents related to a non-recurring income tax benefit. The non-recurrence of the 2004 tax benefit was substantially offset by increased sales and margin levels in the trailer division and coach division in 2005.

Consolidated net sales for the first nine months of 2005 increased $10.0 million (6.3 percent) to $169.7 million compared to net sales of $159.7 million for the first nine months of 2004. For the trailer segment, net sales of specialty trailers and transporters increased by 12.8 percent ($12.2 million) to $107.6 million compared to $95.4 million in the first nine months of 2004 as total unit sales in 2005 improved over 2004 by 4.9 percent. There were increased unit sales in almost all product categories in 2005 and the average net revenue per unit sold increased by 7.6 percent in 2005 compared to 2004. This increase reflects a change in the mix of products as well as the favorable impact of a price increase effective January 1, 2005. Motorcoach segment net sales decreased by 3.6 percent over the same period of 2004 as total unit sales decreased by 29.4 percent, with decreases of 2.7 percent and 39.4 percent in unit sales of new and used motorcoaches, respectively. While there was reduced customer traffic and sales at Company showrooms and events in the first six months of 2005 compared to 2004, there were strong sales increases in the third quarter of 2005 compared to 2004, which was adversely impacted by hurricane activity in Florida in the third quarter of 2004. The effect of these unit volume decreases was partially offset by a 36.6 percent increase in average net revenue per motorcoach unit sold due to the significant increase in higher priced new unit sales compared to lower priced used units sold. There were decreased sales of used units in the first nine months of 2005 compared to the same period in 2004 due to sales promotions and other activities to reduce inventories in 2004.

Consolidated gross profit margin increased by approximately $1.7 million to $26.4 million for the first nine months of 2005 from $24.7 million for the same period in 2004. As a percentage of net sales, consolidated gross profit margin for the nine month period was 15.5 percent in 2005, the same as in 2004. Both business segments contributed margin increases. The trailer division gross profit margin increased by $1.3 million due to margin added from increased sales, which resulted from a 7.6 percent increase in average revenue per unit. This increase was partially offset by an increase in the average cost per unit of 8.6 percent due to higher cost of aluminum and other materials. The motorcoach division gross profit increased by $0.5 million in the first nine months of 2005 compared to 2004, as gross profit margin as a percentage of sales increased by 1.3 percentage points. This was the result of improved percentage margins that were realized on sales of new coaches due to higher average selling prices and the realization of reduced production costs due to efficiency improvements.

Consolidated selling and administrative expenses increased by $0.2 million in the first nine months of 2005, to $18.9 million, a 1.0 percent increase, from $18.7 million in the first nine months of 2004. As a percentage of sales, these expenses decreased to 11.1 percent in 2005 from 11.7 percent in 2004. Trailer segment expenses increased by $0.4 million (4.0 percent) in 2005 compared to 2004 due primarily to increased marketing costs related to generating and maintaining a higher sales volume. Motorcoach segment expenses were unchanged in 2005 compared to 2004 but increased as a percent of sales due to decreased sales. Corporate selling and administrative expenses decreased by $0.2 million in the first nine months of 2005 compared to 2004, primarily due to reduced FCC selling and administrative expenses as this activity is being discontinued.

Consolidated interest expense increased by $0.3 million in the first nine months of 2005 compared to the same period in 2004 as the result of higher interest rates in
2005. Other income, net, increased by $0.1 million in the first nine months of 2005 compared to the same quarter in 2004 due to increased finance income.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $24,000 in the first nine months of 2005 compared to $71,000 in 2004. This amount represents the equity interest of the 49 percent minority owner’s share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating loss of $50,000 for the first nine months of 2005 compared to a loss of $144,000 in 2004. This activity is being discontinued in the 2005 due to the lack of profitable operations.

Consolidated income before taxes (IBT) increased by approximately $1.2 million in the first nine months of 2005 to $5.8 million compared to $4.6 million in the same period in 2004. This increase reflects an increase of approximately $0.8 million in IBT in the trailer segment and increase of $0.4 million in IBT in the motorcoach segment.

Income taxes expense was $2.2 million for the first nine months of 2005 compared to $0.9 million in the same period of 2004. An income tax provision rate of approximately 38 percent was used in 2005 and 2004, reflecting the federal corporate tax rate and effective state tax rates estimated for each year. In addition, a tax benefit of $0.8 million was recognized in the third quarter of 2004 to eliminate a deferred tax asset valuation reserve because of the improvement in the Company’s operating results in 2004 and its improved outlook.

Outlook

As a result of the strong sales activity in the first three quarters, and in particular the third quarter ended September 30, 2005, the Company is optimistic about the level of sales for the fourth quarter of 2005. At September 30, 2005, the trailer order backlog was $16.7 million compared to $17.6 million at December 31, 2004 and $17.0 million at September 30, 2004. At September 30, 2005, the motorcoach backlog was $7.8 million compared to $7.7 million at December 31, 2004 and $3.3 million at September 30, 2004. While trailer backlog has decreased slightly from September 30, 2004 and December 31, 2004, order levels have remained strong in 2005 and have been filled from finished inventory. Management expects this will continue. The motorcoach backlog is essentially unchanged from December 31, 2004 to September 30, 2005 and has increased from September 30, 2004. The Company has recently experienced an increased level of demand for new coaches, with new coach inventories decreasing by $4.9 million during the three month period ended September 30, 2005. While fluctuations in motorcoach backlog and inventory levels will occur with variations in customer preferences in buying completed coaches rather than ordering custom coaches for future delivery, management expects that demand for new coaches to continue to be relatively strong in the fourth quarter of 2005. To date, the Company has not seen an impact on order levels as a result of increased gasoline prices or the hurricanes in the south. If these factors or future events harm the general economy, the Company may experience reduced demand for its products. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to meet management’s expectations.

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

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the nine months ended September 30, 2005, the Company’s operating activities provided net cash of $3.2 million, as net income and non-cash depreciation and amortization charges provided 5.3 million and working capital changes used $2.1 million. At September 30, 2005, the Company had approximately $10.5 million available to borrow under its credit lines compared to $9.5 million at December 31, 2004, an increase of $1.0 million as availability under both lines increased due to changes in eligible receivables and inventories.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.62 to 1 at September 30, 2005, compared with a ratio of 1.44 to 1 at December 31, 2004. This ratio has improved as a result of operating and cash flow improvements. The ratio of total debt to shareholders’ investment decreased to 1.32 to 1 at September 30, 2005 from 1.54 to 1 at December 31, 2004. This ratio improved as stockholders’ investment increased during 2005 as a result of additional net income for the year.

To maintain an efficient level of trailer production, increased expenditures for working capital items have been and may continue to be required from time to time to support production levels in excess of sales. Production levels in excess of new order levels during the last six months of 2004 and first nine months of 2005 have resulted in the growth of finished trailer inventories by $5.0 million, including $2.3 million in 2005. During the third quarter of 2005 production levels have more closely approximated orders, with finished trailer inventories growing by only $0.2 million. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of September 30, 2005, approximately 56 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 79 percent at September 30, 2004 and 70 percent at December 31, 2004. For the nine months ended September 30 2005, total units sold exceeded units produced and new coach inventory decreased by $1.5 million. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the fourth quarter of 2005, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, and other fixed obligations that will require cash flows of $6.5 million in addition to amounts required to cover checks not yet presented for payment, which at September 30, 2005 was $2.5 million. At September 30, 2005 the Company had availability on its credit lines of approximately $10.5 million. Additional payments may be required for the commitments and contingencies referred to in Note 4 of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. These payments are expected to be funded by cash generated from operations, including reductions in receivable and inventory levels, as well as availability on existing lines of credit.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 3 to the condensed unaudited consolidated financial statements included in this quarterly report on Form 10-Q, is a summary of the Company’s agreements with its principal lenders:

1. The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of September 30, 2005, asset-based availability on the revolving credit line was $17.0 million with outstanding borrowings of $6.5 million, outstanding letters of credit of $2.7 million and remaining borrowing availability of $7.8 million. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $98,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at September 30, 2005.

2. The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of September 30, 2005, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $21.3 million with $18.6 million outstanding and $2.7 million available to borrow. The Company was in compliance with all the covenants of this agreement at September 30, 2005.

3. In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. As of September 30, 2005, $1.0 million was outstanding under this agreement, of which approximately $0.8 million was due in the third quarter as a result of the expiration of the allowable period the coaches may be financed. Regions extended the maturity date of the flooring on these coaches over a period ending in December 2006. The Company was in compliance with the financial covenants of this agreement at September 30.

4. The Company’s motorcoach shell manufacturer provides shells to the Company on a four month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period, whichever occurs first. At September 30, 2005, the amount due the Company’s shell manufacturer for consigned shells was $3.9 million and there were no shells with an expired consignment term.

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

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the nine months ended September 30, 2005, as reflected in the condensed consolidated statements of cash flow:

Operating activities generated net cash of $3.2 million. The Company’s net income of $3.6 million included non-cash depreciation and amortization of $1.7 million. These funds were used to finance $2.1 million used in changes in working capital items. Net changes in receivables, inventories and prepaid assets provided cash of $0.8 million including: $0.5 million in inventory reductions, decreases in leased trailers of $0.5 million and reductions in prepaid expenses of $1.3 million, partially offset by increases of $1.5 million in receivables. Net changes in accounts payable, accrued liabilities and other current liabilities used net cash of $2.9 million. Changes in these liabilities included, among other items: a decrease of $3.3 million in motorcoach shells payable as work in process decreased; a $0.5 million increase in trade accounts payables due to increased terms from trade creditors; a decrease of $0.4 million in customer deposits and a $0.4 million increase in accrued liabilities.

The Company’s investing activities used cash of $6.8 million, principally for the purchase the Sanford Sales and Service facility for $5.4 million. As discussed below, the purchase was fully financed by mortgage borrowings. Other purchases of plant and equipment items totaled $1.6 million and have been financed with cash provided by operating activities.

The Company’s financing activities provided net cash of $3.6 million, including a $5.3 million mortgage note on the Sanford facility and net borrowings in wholesale financing and line of credit borrowings of $0.6 million. These borrowings were offset by payments of $2.1 million on other short and long-term debt. Proceeds from the exercise of stock options provided cash of $0.2 million and checks issued but not presented for payment decreased by $0.4 million. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank.

The Company believes that its current sources of liquidity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding for the remainder of 2005 and 2006, assuming ongoing compliance with applicable covenants.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Forward-looking statements are those involving the outcome of future events that are based upon current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement.

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

Risk Factors

The Company may not be able to increase prices sufficiently to cover increases in cost of aluminum and other costs. Prices of aluminum, the principal commodity used in the Company’s trailer segment, and which represented approximately 16 percent of consolidated cost of sales in 2005, fluctuate daily in the open market. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc., Indalex, Inc. and Midwest Aluminum and the majority of its sheet metal from two large suppliers, Ryerson Tull and Aluminum Line Products Co. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the past, the Company has had contracts with certain of the above suppliers to fill a substantial portion of its projected needs for aluminum for the forthcoming year at fixed prices. The Company has not obtained such contracts for 2005 and is purchasing aluminum to meet its production requirements at current market prices for aluminum. If the cost of aluminum in 2005 continues to increase significantly and the Company cannot increase its product prices sufficiently to cover aluminum and other cost increases, its results of operations may suffer. The Company implemented a price increase on its aluminum trailers effective on January 1, 2005 to help offset increased aluminum costs it is currently experiencing, but there can be no assurance the price increase will be sufficient or that increased sales prices will not harm demand.

        Changes in customer discretionary spending may cause our sales volume and product mix to fluctuate. A large portion of our sales involve discretionary spending by our customers, and may be delayed or cancelled in times of economic uncertainty. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rate and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. While we experienced significant sales growth in 2004 and modest gains in 2005, a return to a static or declining growth rate in the overall demand for our products may harm our sales and hinder our ability to maintain operating results and our liquidity

The Company may not be able to maintain compliance with, or obtain future waivers for non-compliance with, various restrictive covenants under its credit facilities. Each of the Company’s long-term financing agreements contains affirmative and restrictive covenants. The Company was in compliance with all of these covenants during 2004 and as September 30, 2005, but has required waivers of compliance for certain covenants in 2003 and certain prior years (as discussed more fully in Note 8 to the consolidated financial statements included in the Company’s annual report on Form 10-K). Although management believes it will be able to maintain compliance with these covenants in 2005 and beyond, violations could occur allowing the lenders their option to accelerate payment of the debt.

The Company’s motorcoach credit facility availability could be reduced. Advance rates under the Company’s financing arrangement with GE have been based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. On February 22, 2005 the agreement was amended as follows: (i) there will be a 1.5 percent per month reduction in amounts borrowed on a used coach when it has been financed more than 360 days and all financing will be due in full on day 720; and (ii) after 360 days new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and 1.5 percent per month curtailments will begin on day 721 until day 1,080 when all financing on the unit will be due in full. As of February 22, 2005, the Company had borrowings of $2.2 million which were repaid to GE as a result of the revised advance rates. Future aggregate availability under this agreement could be reduced if the Company is unable to sell certain new or used coaches before the financing expires under this amended agreement. This may require the Company to use financing available from its other credit line or to obtain additional financing from other sources. There can be no assurance such financing will be available.

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

The Company begins motorcoach production before customer orders are received. To maintain a level production schedule, production often begins on motorcoaches before orders have been received from specific buyers. As of September 30, 2005 and 2004, approximately 56 percent and 79 percent, respectively, of the coaches in production and to be completed over the next four had not been sold to specific customers. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. If the motorcoaches are not sold according to expectations, the Company may have to reduce selling prices which would harm its profitability. Further, if the sale periods for motorcoaches are substantially longer than expected, capital advances available under the Company's credit facility with GE will be reduced and liquidity may be harmed.

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

We purchase our aluminum from a limited number of vendors. We may have difficulty receiving our requirements for aluminum (our principal raw material component in the trailer division) if we lose one of our major suppliers of aluminum. In the past, this risk has been relatively nominal as there have been alternate sources of supply. In recent years, however, the number of alternate sources of supply has been reduced due to mergers within the aluminum industry. Also, additional time may be required to replace an extruded aluminum supplier due to the fact that dies are required and would have to be made. The Company routinely tries to keep at least three suppliers of each shape so it has a backup supplier if necessary. However, if the number of suppliers of aluminum is further reduced, or if the Company is otherwise unable to obtain its aluminum requirements on a timely basis and on favorable terms, the Company’s operations may be harmed.

Startup operations may have adverse impact on operating results. As discussed in Note 5 to the consolidated financial statements included in the Company’s annual report on Form 10-K, in October 2003, the Company reopened a facility in Pryor, Oklahoma as a sales and service center. The Company sustained losses of about $255,000, $660,000 and $124,000 in restarting and operating this facility in the nine months ended September 30, 2005 and the years 2004 and 2003, respectively. In the event the facility cannot generate sufficient income to absorb the annual lease cost and other costs of operation by December 31, 2005, the Company may be required to accrue additional costs related to this facility. Also, the Company is a 51 percent owner in a company (FCC) that sells car care products as discussed in Note 1 to the condensed unaudited consolidated financial statements. The Company has invested $197,000 in this entity in 2004 and 2003 and has absorbed total losses of $194,000 in those years. For the nine months ended September 30, 2005, FCC had a loss of $49,000. The Company has decided to exit this business and expects to complete the dissolution in the fourth quarter of 2005. Expected inventory losses of $50,000 have been reserved in the third quarter of 2005 and any additional cash outlays are expected to be insignificant.

Our success largely depends on the continued service of our management team and key personnel. If one or more of these individuals, particularly Conrad D. Clement, our President and Chief Executive Officer, were to resign or otherwise terminate their employment with us, we could experience a loss of sales, industry affiliations, vendor relationships and management resources.

The market price of our common stock has been, and we expect will continue to be, subject to substantial volatility and small float. The market price of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our ability to continue to demonstrate sufficient capital liquidity to remain solvent;
•	Our ability to manufacture and market a favorable mix of products that results in favorable gross profit margins;
•	Our ability to continue to manage our costs and achieve manufacturing efficiencies;
•	trends and events affecting our consumers’ disposable income available for recreational activities and consumer confidence generally;
•	variations in our operating results and whether we achieve key business targets;
•	changes in general economic, political and stock market conditions.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2004, as reported to the Company by its suppliers was $0.85 in 2004, $0.68 in 2003, and $0.65 in 2002. The current average aluminum cost per pound for 2005 delivery is $0.89 for the first nine months of 2005. The Company’s cost of aluminum, which was approximately 16 percent of consolidated cost of sales in 2005, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. In 2004, the Company obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduced substantially the risk of aluminum cost fluctuations for the year. The Company has not yet obtained such commitments for 2005 or 2006. In the event the Company elects to enter into fixed-price aluminum contracts, there is a potential risk of loss related to such contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s products.

The Company initiated a price increase for substantially all trailer products other than interior packages that were invoiced after December 31, 2004 unless they were ordered and in backlog at December 31, 2004. Management believes this price increase will cover the higher aluminum costs in 2005 but may not cover other cost increases as well. If the cost of aluminum increases significantly above current levels and the Company cannot increase its product prices sufficiently to cover such increases, the Company’s results of operations may be harmed. Based upon 2004 annual pounds used, a price increase for aluminum of $0.01 per pound would reduce the Company’s future annual net income by approximately $130,000.

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

FEATHERLITE, INC.
(Registrant)

Featherlite, Inc.

Date: November 10, 2005	By:	/s/ Conrad D. Clement

President & CEO

Featherlite, Inc.

Date: November 10, 2005	By:	/s/ Jeffery A. Mason

Chief Financial Officer

EXHIBIT INDEX
Form 10-Q
Quarter ended September 30, 2005

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