Form 10-K
period 2005-12-31
FEATHERLITE INC
filed 2006-03-31
CIK 928064

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File No. 0-24804
December 31, 2005

FEATHERLITE, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1621676
(State of Incorporation)	(IRS Employer Identification Number)

Highways 63 and 9
Cresco, Iowa 52136
(563) 547-6000
(Address of principal executive offices;
Issuer’s telephone number)
________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes X No _____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) pf the Exchange Act.
Yes ____ No _X___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Exchange Act Rule 12b-2).

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No X__

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005, was $21,779,981 (based on the last sale price of the registrant’s Common Stock on such date).

Number of shares of Common Stock, no par value, outstanding at March 27, 2006: 11,160,060.
DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

ITEM 1. BUSINESS

Overview

Featherlite, Inc. (referred to as “Featherlite,” “we,” “us,” “our,” or the “Company,”) is a Minnesota corporation formed in 1988 to acquire the assets of a non-affiliated business that had manufactured trailers since the early 1970s under the FEATHERLITE® brand name. Our principal operations have historically involved designing, manufacturing and marketing over 400 models of both custom-made and standard model specialty aluminum and steel trailers. We market our trailers primarily through a network of over 220 full-line dealers located in the United States and Canada. The Company markets its trailers primarily under the FEATHERLITE® brand name.

We make a majority of our FEATHERLITE® trailers from aluminum, which differentiates the Company from many of its competitors who primarily make steel trailers. Aluminum trailers are generally believed to be superior to steel in terms of weight, durability, corrosion resistance, maintenance and weight-to-load ratio. Although the Company’s focus is on manufacturing and marketing aluminum trailers, it also markets a line of composite steel and aluminum trailers under the FEATHERLITE-STL® series and, on a limited basis, DIAMOND D® brands in order to provide dealers and customers with a high quality, but less expensive, alternative to our aluminum trailers.

Since 1996, the Company has also been designing, manufacturing and marketing custom luxury motorcoaches through its acquisition of Vantare International, Inc. In 1998, the Company expanded its presence in this market by acquiring the assets of Mitchell Motorcoach Sales, Inc. We market our motorcoaches under the trade names “Featherlite Vantare, and Featherlite Luxury Coaches® directly rather than selling them through a dealer network. The Company discontinued production of the Featherlite Vogue® model in 2001.

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

In dollar sales, the Company estimates that aluminum trailers presently constitute 10 to 20 percent of the total market for specialty trailers. The Company believes that an increase in demand for aluminum rather than steel trailers is driven by a number of factors. Aluminum trailers offer substantial advantages over steel trailers in weight, ease of maintenance, durability and useful life. Aluminum trailers resist rust and corrosion, and weigh 30% to 40% less than comparable steel models. Maintenance is substantially less on aluminum trailers because of the absence of rust and because they typically are not painted or are pre-painted with a baked-on enamel. As a result, aluminum trailers can be offered with superior warranties and provide greater customer satisfaction. The lighter weight of aluminum trailers reduces the demands on the towing vehicle, affords better gas mileage and allows a greater percentage of gross trailer weight for carrying cargo. The Company believes Featherlite trailers are more durable than alternative brands, thus adding value for the customer.

Motorcoach Industry

Motorcoaches are the most luxurious of all recreational vehicles. There are various models of motorcoaches, including bus conversions and “Highline” luxury Class A models. Bus conversion motorcoaches represent a high-end market niche, with selling prices for the most luxurious motorcoaches ranging from $800,000 to $1,500,000 or more. The most expensive models are primarily converted from a bus shell that is purchased and converted to provide an interior area designed to customers’ specifications. “Highline” luxury Class A motorcoaches are built on specially-designed chasses and are also available at lower prices, ranging from $375,000 to $800,000. The Company believes that there are presently four or more companies in the motorcoach industry. The Company views Marathon, Liberty, Country and Parliament as being its principal competitors in the bus conversion market. Monaco, Thor, Winnebago and Fleetwood are the principal manufacturers in the “Highline” luxury Class A models market.

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

Products and Services
The Company’s primary business activities are the manufacture and sale of specialty aluminum trailers and luxury motorcoaches. The Company’s “other” net sales include rework and warranty services provided for Company-built trailers and motorcoaches at the Company’s facilities and dealer locations; and coordination of the delivery of trailers to dealers and customers for a fee.

The following data illustrates the percentage of the Company’s net sales in 2003, 2004 and 2005 (dollars in thousands):

	Years ended December 31
	2003*		2004*		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Trailers	$94,091	52.2%	$117,757	54.4%	$130,132	57.8%
Motorcoaches	73,681	40.9	83,381	38.5	77,349	34.3
Other	12,372	6.9	15,382	7.1	17,803	7.9
Net sales	$180,144	100.0%	$216,520	100.0%	$225,284	100.0%
* Reclassified prior year amounts to conform to 2005 presentation. See Note 2 to the financial statements for discussion of the  reclassification.

Specialty Trailers

The Company believes it is unique among trailer manufacturers because of the many types of trailers it manufactures and markets. The Company’s FEATHERLITE®, FEATHERLITE-STL® series and DIAMOND D® trailers may be broadly classified into several trailer types, which can be further subdivided into over 400 models depending on their intended use and resulting design. The Company’s primary trailer types are horse, livestock, utility recreational, commercial and car trailers as well as race car and specialty transporters, including mobile marketing, mobile office, mobile classroom, vending and command centers. Within these broad product categories, the Company generally offers different features, such as various lengths, heights and widths, open and enclosed models, gooseneck and bumper pulls, straight and slant loaders, and aluminum, steel, fiberglass and wood frames, floors, sides and roofs. The Company believes FEATHERLITE® brand trailers, which are “all aluminum” with the exception of steel axle and hitch assemblies, enjoy a premier image in the industry. Sales of FEATHERLITE® brand trailers currently represent approximately 94% of the Company’s total trailer sales. FEATHERLITE-STL® series and DIAMOND D® brand trailers, which generally are a composite of steel frame, aluminum skin and galvanized roof, allow the Company to place these product lines at the lower-priced end of the market.

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

The Company’s standard model trailers are normally available for quicker delivery to dealers than custom trailers. In an industry consisting historically of manufacturers who custom build trailers, the Company’s introduction in 1991 of standard model aluminum trailers represented an innovative step. Standard model trailer sales now represent approximately 65% of the Company’s total trailer sales. The Company’s believes that its dealer network has enthusiastically endorsed and supported the standard model concept.

In recent years, the Company has experienced increased demand for special-order trailers with more luxurious interior amenities and custom-designed features. For that reason, the Company’s Interiors Division offers options ranging from simple shelves, cupboards, lockers and dressing rooms to complete living quarters, including upholstered furniture, electronics, wood or laminated Formica finishes, air conditioning, refrigerators, dinettes and bath packages. The Company installs complete interior packages for race car transporters, mobile marketing trailers and specialty transporters, including all plumbing, electrical, HVAC and other features on custom built trailers. The Company stresses its ability and willingness to build trailers “from the ground up” with unique, even luxurious, custom designed features and amenities tailored to customer specifications. This distinguishes the Company from many other trailer manufacturers.

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

Retail prices for the Company’s aluminum model trailers range from approximately $1,200 for the least expensive utility trailer to over $300,000 for a custom built race car transporter and hospitality trailer. Specialty custom transporters with slide-outs may sell for $1,000,000 or more. Representative FEATHERLITE® aluminum trailer retail prices are approximately $7,200 for a bumper pull livestock trailer, $8,200 for a two horse trailer, and $16,000 for a gooseneck car trailer. Popular model FEATHERLITE STL ®gooseneck and bumper pull livestock trailers retail for about $7,700 and $4,200, respectively, excluding any additional surcharges for steel costs.

Motorcoaches

The Company offers different motorcoach conversion body styles based on the XL and the H models made by a single bus shell manufacturer (Prevost Car Company). The “H” body style is taller and the layout is considerably different than the XL motorcoach model. The Company offers single or multiple “slide-out” models that expand the livable space within the motorcoach. The Company’s motorcoaches are now primarily marketed under the trade names FEATHERLITE VANTARE® and FEATHERLITE LUXURY COACHES®.

In 2003, the Company became a dealer of Foretravel® motorcoaches which have been manufactured since 1967 by Foretravel, Inc., Nacogdoches, Texas. Foretravel® motorcoaches are “highline” Class A series motorcoaches. These motorcoaches typically sold in the price range of $359,000 to $475,000. These motorcoaches complemented the H and XL models the Company offers. They included many of the features and options of the H and XL models, but are a less expensive alternative to customers desiring to purchase this type of vehicle. Featherlite discontinued being a Foretravel dealer in 2005.

The Company’s primary goal is to produce the best performing and most reliable motorcoaches while keeping a low overall gross weight and extremely low ambient noise level. It incorporates into motorcoaches many of the features and quality often present in luxury yachts that were previously developed by Vantare International, Inc. when it was in the business of building yachts.

The Company builds a number of luxury motorcoaches before it receives orders for them (86 percent of work in process at December 31, 2005 compared with 70 percent at December 31, 2004). While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers at retail prices ranging from $800,000 to $1,500,000 or more, there is no assurance this will occur. There is a risk that certain of the motorcoaches built on a speculative basis may not be sold on a timely basis or at normal profit margins. This may require additional working capital investment and cause the Company to incur additional interest and inventory carrying costs, which would have an adverse impact on operating margins and results and capital liquidity.

The Company also sells used motorcoaches that are taken as trade-ins from customers on sales of new motorcoaches as well as other used motorcoach sales. There is a risk that the market value of these trade-ins will be reduced before they are resold, which could adversely impact the Company’s operating margins and results. In the three years ended December 31, 2005, the Company recorded motorcoach inventory aggregate write-downs of $2.2 million related to used motorcoaches, including $0.3 million in 2005.

Servicing, maintenance and warranty services for motorcoaches of customers and others are provided at the Vantare facility in Sanford, Florida, as well as at Company service centers in Mocksville, North Carolina, Pryor, Oklahoma and Cresco, Iowa.

Other Business Activities

In addition to the manufacture and sale of specialty trailers and motorcoaches, the Company provides rework and warranty services, sells replacement and specialty trailer and motorcoach parts to its dealers and to others and coordinates delivery of completed trailers to customers and to dealers for a fee. In 2005, the Company delivered approximately 60% of the trailers sold to dealers, with the remainder picked up at its Iowa facilities or shipped via common carrier. The Company owns and maintains a fleet of trucks and leases semi tractors for this purpose.

The Company is a licensed aircraft dealer and markets used business class aircraft. Featherlite Aviation Company, a wholly owned subsidiary of the Company, conducts such aircraft dealer activities. There have been no purchases or sales of aircraft in 2003, 2004 or 2005. Featherlite Aviation Company held for resale one used aircraft at December 31, 2005, which it leases to the Company on an as needed basis for its use. In 2005, the Company wrote-down the aircraft by $240,000, which is included in selling and administrative expenses. These activities are included as part of the Corporate and other segment in Note 13 to the consolidated financial statements included in this annual report on Form 10-K.

In February, 2003, the Company entered into an operating agreement with Benbow Chemical Packaging, Inc. (Benbow) to form Featherlite Chemicals, LLC (FCC), a New Jersey limited liability corporation. Featherlite Chemical Holdings, LLC, a wholly owned subsidiary of the Company, holds Featherlite’s 51 percent interest in FCC with the remaining 49 percent ownership held by Benbow. The principal business activity of FCC was to market and sell car care products manufactured by Benbow under the Featherlite brand name and a NASCAR license agreement to use the “Winston Cup Series” name in 2003 and “NASCAR Nextel Cup Series” name in 2004. The accompanying consolidated financial statements include the accounts of FCC as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003. These activities are included as part of the Corporate and other segment in Note 13 to the consolidated financial statements included in this annual report on Form 10-K because they were insignificant in 2003, 2004 and 2005. FCC’s operations were discontinued at the end of 2005.

Sales and Marketing

Specialty Trailers

The Company markets its trailers primarily through a network of over 220 full-line dealers located in the United States and Canada. The Company also sells trailers through company-owned dealerships at its sales and service centers in Sanford, Florida and Pryor, Oklahoma. Dealers typically handle FEATHERLITE® aluminum trailers, while some also sell FEATHERLITE-STL® trailers and may sell other steel trailer brands. Certain Featherlite dealers are prohibited by their agreements with the Company from selling other brands of aluminum trailers if they receive all of the discounts and other benefits available from the Company and are required to maintain defined inventory levels. No single dealer accounts for more than 10% of the Company’s net sales. The Company’s top 50 dealers accounted for approximately 50% of the Company’s net trailer sales for 2003 and 2004 and approximately 55% in 2005. For these periods, 76% or more of the Company’s trailer sales were made by its dealer network, with the remainder representing direct Company sales to end users. Company sales to end users are primarily specialty mobile marketing trailers and race car transporters.

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

Motorcoaches

All motorcoaches are sold directly by Company personnel to end user customers. The Company’s main motorcoach sales location is in Sanford, Florida, with other sales locations in Mocksville, North Carolina, Cresco, Iowa, and Pryor, Oklahoma. Its sales location in Coburg, Oregon was closed in 2004. Company sales representatives participate in trade shows, fairs, motorsports races and other events to promote FEATHERLITE VANTARE® and FEATHERLITE LUXURY COACHES®.

Media

The Company pays special attention to its target customers and attempts to reach them through a variety of media. Featherlite benefits from national advertising and sponsorship of major events that are visible to its customers. These sponsorships include Featherlite’s designation as the “Official Trailer” of NASCAR, Champ Car, Indy Racing League, Grand Am Road Racing, Trans-Am Road Racing, Super Chevy Show, Auto Racing Club of America (ARCA) and Wahl Equestrian Center. Featherlite also is the Contingency Program Sponsor of the NASCAR Featherlite Most Improved Driver Award Program. Additionally, the Company is a sponsor of Clinton Anderson Downunder Horsemanship and Wahl Walkabout Tour, World PowerSports Association, Ohio All American Quarter Horse Congress, The Horse Show with Rick Lamb, the National Western Livestock Show, Appaloosa Horse Club, United States Team Roping Championships and the National High School Rodeo Association. The Company’s luxury motorcoach is the “Official Coach” of NASCAR, Grand Am Road Racing and World Billfish Series.

The Company has agreements with NBC, TNT and the FOX Sports Network to broadcast Featherlite TV commercials as part of the networks nationwide telecasts of certain NASCAR races. The Company has a similar agreement with MRN (Motor Racing Network). In addition, the Company signed a multi-year agreement with horse clinician and television personality Clinton Anderson to sponsor a tour and television program. All of these agreements have been renewed through 2006.

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

Market intelligence is gathered which helps the Company create its message and reach the most productive target constituencies. Benefit and demographic segmentations are utilized to more accurately target specific groupings of people within each product cluster. Quarter Horse Journal, Western Horseman, Horse & Rider, Equus and Horse Illustrated are some of the various publications utilized to reach a diverse customer base in the horse market. Similar selected groupings of publications are utilized to target the Company’s various markets: automotive, livestock/farm, race, recreational/utility and mobile marketing. Approximately 80 publications in various product segments contain advertisements for the Company’s trailers. The Company also sponsors a nationally syndicated radio program, as well as a television program available through satellite and cable, which targets equine markets. Featherlite video is supplied to large arenas for use on sponsor jumbotrons and electronic message boards.

Motorcoaches

The Company promotes its motorcoach segment directly in user group publications such as Family Motorcoaching magazine and RV Trader, which can target specific high potential markets for new and pre-owned motorcoaches. In addition, the Company places classified and display advertising during high sales-potential periods in selected regional metropolitan newspapers near the Company’s sales centers. Outdoor advertising also is used along high-traffic interstate corridors. In addition, the Company participates in the Family Motor Coach Association rallies twice each year, the Tampa RV Show and numerous other shows and rallies. The Company’s motorcoach products are also represented at motorsports events where other Featherlite products are promoted and where Featherlite already has a customer base. Other sports venues where Featherlite motorcoach products are being promoted include PGA golf events. The Company also sponsors the Featherlite VIP Club and the Featherlite VIP Bikers’ Club. These lifestyle clubs are an excellent marketing platform to introduce people around America to new motorcoach and trailer products. Both luxury motorcoaches and trailers have a presence at the Barrett-Jackson Collector Car Auctions events in Scottsdale, AZ and Palm Beach, FL.

Affiliations and Sponsorships

The Company’s public and media relations focus actively pursues regional and national media coverage highlighting the uniqueness of the Company, as well as its product mix.

In 2004, Featherlite became the NASCAR Award and Contingency Sponsor of the NASCAR Featherlite Most Improved Driver Award Program, which includes over 100 races, as well as year-end award programs for each series. This sponsor agreement is continuing. The Company expects to continue to design and build trailers to fit the needs of all types of racing, including NASCAR, NHRA, IndyCar, nostalgic, sprint car, off road, motorcycle and motorcross.

The Company sponsors the National Western Livestock Show, as well as various rodeos and state and local fairs and expos. Annually, Featherlite territory managers attend in excess of 250 races, rodeos, fairs, trade shows and other special events. The Company’s dealers attend over 1,000 such events each year staffing display and sales booths and meeting with the public.

Payment for some of the advertising and promotional services related to the affiliations and sponsorships described above involve the exchange or lease of trailers and coaches of an equivalent value as discussed further in Notes 3 to the consolidated financial statements.

Financing

Specialty Trailers

A substantial portion of the Company’s sales of trailers to dealers is paid for within ten days of invoicing. The Company has arrangements with GE Commercial Distribution Finance (GE), Bombardier Capital, Textron Financial Corporation, Ford Motor Credit Company and TransAmerica Commercial Finance Corp. to provide floor plan financing for its trailer dealers. Under these floor plan arrangements, the Company may be required to repurchase trailers repossessed from a Featherlite trailer dealer by these financial institutions for the remaining unpaid balance, including finance charges plus costs and expenses, if the trailers are in salable condition. The Company has not been required to make any significant payments or repurchases to date from these financial institutions (approximately $38,000 in 2003, none in 2004 and none in 2005).

Featherlite Credit Corporation, a related party corporation owned by certain of the Company’s officers and directors, provides retail financing to end user customers of the Company’s trailer dealers and on occasion, direct sale transporter and motorcoach customers through funds provided by a credit line with Associated Bank, Milwaukee, Wisconsin (Associated). Retail financing is also provided by companies such as GE Consumer Finance and Bank of America. Featherlite Credit Corporation also provides lease financing for trailers and motorcoaches with funds provided by Associated. Lease financing is also provided by companies such as Wells Fargo Equipment Finance. The Company does not provide any guarantees for Featherlite Credit Corporation’s financing arrangements with Associated Bank or any of the end user customers’ contracts.

Motorcoaches

The Company normally receives payment within ten days of invoicing for a substantial portion of its motorcoach sales. The Company has arrangements with several companies to provide motorcoach retail financing to end user customers. There is no recourse to the Company on any of these retail financing arrangements. The Company receives a fee from certain companies if the retail financing is completed.

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

Because the Company has a broad based product line, its competition varies by product category. There is no single company that provides competition in all product lines. Certain of the Company’s competitors and potential competitors are more established in segments of the Company’s business. The Company’s principal competitors, all of which are located domestically, include the following:

Trailer Types	Principal Competitors’ Brands
Horse and Livestock	4 Star, Barrett, Sooner, Eby, Wilson, Sundowner, Kiefer Built, W-W, Exiss
Utility	Wells Cargo, PACE, Haulmark, US Cargo, Cargo Mate
Car Haulers	Exiss, Gold Rush, Pace American, Sooner
Race Car and Specialty Transporters	HighTech Performance, Elite, Competition, Classic Mfg/Champion, UltraComp, Craftsman, SPEVCO, Trailer Tech

Motorcoaches

The luxury motorcoach conversion is highly competitive. Featherlite is the dominant producer of Prevost H model bus conversion motorcoaches, but also manufactures Prevost XL models. Competition is based primarily on quality and price, although other factors such as brand name, reliability, design features, warranty and service are also important. The Company believes it competes favorably with its competitors with respect to each of these factors. The brand names of the Company’s principal bus conversion competitors, all of which are located domestically, include: Marathon, Liberty, Royale (exited business in 2005), Country and Parliament.

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

Raw Materials

Aluminum is a significant material used in the manufacture of trailers and represents about 15 percent of consolidated cost of sales. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc., and Indalex, Inc., and the majority of its sheet metal from Ryerson Tull and Aluminum Line Products. The identity of particular suppliers and the quantities purchased from each varies from period to period. Prices of aluminum, the principal commodity used in the Company’s business, fluctuate daily in the open market. It has been the Company’s practice to obtain fixed price contracts from suppliers to reduce the risk related to fluctuations in the cost of aluminum for approximately 80% to 90% of its expected annual requirements. While the Company continues to monitor aluminum prices on a daily basis for buying opportunities, it did not obtain such contracts in 2005 and has not yet obtained such contracts for 2006 and may not. The Company is purchasing aluminum to meet its production requirements at current market prices for aluminum. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the event that one or more of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company’s production and profits could be materially and adversely affected if an adequate replacement supplier could not be found within a reasonable amount of time. There is a potential risk of loss related to fixed price contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s product. Increases in the prices of aluminum and other supplies may adversely affect margins on the Company’s products if our requirements exceed the amount of our aluminum purchases covered by fixed price contracts, or if the Company is unable to recover such price increases in the form of increased selling prices to its customers.

In addition to obtaining fixed contracts from suppliers, the Company may in the future also try to reduce the price risk associated with aluminum by buying London Metal Exchange hedge contracts or options for future delivery. These contracts would “lock in” the aluminum cost for the Company for anticipated aluminum requirements during the periods covered by the contracts. There is a potential risk of loss related to such contracts if the quantity of materials hedged significantly exceeds the Company’s actual requirements and the contract is closed without taking physical delivery of the aluminum or if there is a substantial drop in the actual cost of aluminum in relation to the hedge contract price which would affect the competitive price of the Company’s product. The Company has no such contracts at December 31, 2005 and has no current plans to engage in hedging.

The Company also uses steel in the manufacture of its trailers. Steel is purchased from 4 different vendors dependent on best pricing and availability at the time of order. In 2005, steel purchases were about 2 percent of consolidated cost of sales.

Backlog

At December 31, 2005 the Company had unfilled confirmed orders from its customers in an aggregate amount of approximately $20.4 million, with $18.1 million in trailer orders and $2.3 million in motorcoach orders, compared to an aggregate amount of $25.2 million at December 31, 2004, with $17.5 million in trailer orders and $7.7 million in motorcoach orders. All orders in backlog at December 31, 2005 are expected to be filled during 2006.

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

Government and Industry Regulation

The Company and its products are subject to various foreign, federal, state and local laws, rules and regulations. The Company builds its trailers and motorcoaches in accordance with the regulations of the federal Department of Transportation and other accepted industry standards. The Company is a member of the National Association of Trailer Manufacturers (“NATM”) and manufactures its trailers in compliance with NATM’s recommended manufacturing procedures. The Company is also a member of the Truck Trailer Manufacturers Association (TTMA). The Company is also governed by regulations relating to employee safety and working conditions and other activities. A change in any such laws, rules, regulations or standards, or a mandated federal recall by the National Highway Transportation Safety Administration (NHTSA), could have a material adverse effect on the Company.

In 2002, Congress authorized the National Highway Traffic Safety Administration (NHTSA), to enact new early warning reporting requirements for vehicle manufacturers referred to as the “Tread Act”. This act requires certain transportation manufacturers, including the Company, to provide detailed reporting of various warranty claims and repairs performed on products produced by transportation manufacturers. The Company has met these new requirements during the 2003, 2004 and 2005 fiscal year and expects to maintain compliance with these requirements in the future. In 2005, a new regulation by NHTSA requires manufacturers to install new tire labeling on all vehicles under 10,000 pounds Gross Vehicle Weight Rating (GVWR) by September 1, 2005. The Company has met these new regulatory requirements.

Patents and Trademarks

The Company has registered FEATHERLITE® as a trademark for use in conjunction with trailers in the United States and has registered or applied for registration of FEATHERLITE AND DESIGN, as a trademark for use in conjunction with trailers in Canada, Iceland, Australia, Germany, Singapore, Austria, Greece, Spain, Hungary, Sweden, Russia, China, Ireland, Switzerland, Czech Republic, Italy, United Kingdom, Republic of Korea, Japan, Denmark, Benelux, Finland, Norway, and France. It has also registered or applied for registration of these trademarks for a variety of promotional items. In general, such registrations will remain in force through the year 2008, with continuous ten-year renewal periods thereafter. The Company has a United States trademark with respect to FEATHERLITE-STL® series. In October 1995, the Company acquired the rights to the DIAMOND D® trademark and has registered it as a trademark in the United States. In addition, the Company has obtained certain trailer design and utility patents relating to race car transporters, snowmobile trailers and horse trailers and vehicle anti-sway bars. The Company considers these patents, which have renewal dates ranging from 2007 to 2014, to be important to the trailer business.

The Company has a United States registered trademark for VANTARE BY FEATHERLITE®, FEATHERLITE VOGUE®, ”FEATHERLITE VANTARE®” and “FEATHERLITE LUXURY COACHES®” for motorcoaches in the United States. In addition the Company has registered the trademark VANTARE® in the United States and has registered or applied for registration of the trademark VANTARE® in, Canada, Iceland, Australia, Germany, Singapore, Austria, Greece, Spain, Hungary, Sweden, Russia, China, Ireland, Switzerland, Czech Republic, Italy, United Kingdom, Republic of Korea, Japan, Denmark, Benelux, Finland, Norway, and France.

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

Employees

As of December 31, 2005, the Company had 1,323 employees, of whom 1,249 are full-time and 74 are part-time, as follows: Production and production support - 1,145, Sales and Marketing - 103, and Administration - 75.

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

ITEM 1A. RISK FACTORS

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

The Company may not be able to increase prices sufficiently to cover increases in cost of aluminum and other costs . Prices of aluminum, the principal commodity used in the Company’s business, fluctuate daily in the open market. The Company purchases substantial amounts of aluminum extrusions from a number of major suppliers, including Alcoa Extrusions, Inc. Tifton Aluminum Co., Inc. and Indalex, Inc. and the majority of its sheet metal from two large suppliers, Joseph T. Ryerson & Son, Inc. and Aluminum Line Products Co. The Company has not engaged in hedging or the purchase and sale of future contracts other than contracts for delivery to fill its own needs. In the past, the Company has had contracts with certain of the above suppliers to fill a substantial portion of its projected needs for aluminum for the forthcoming year at fixed prices. The Company has not obtained such contracts for 2006 and is purchasing aluminum to meet its production requirements at current market prices for aluminum. If the Company is unable to obtain such commitments from suppliers or otherwise reduce the price risk related to 2006, this could have an adverse impact on the Company’s operating results if the cost of aluminum in 2006 increases significantly above 2005 levels and the Company cannot increase its product prices sufficiently to cover aluminum and other cost increases. The Company initiated a 4 percent price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2005 unless they were ordered and in backlog at December 31, 2005. The Company also initiated a 4.5% aluminum surcharge on all aluminum trailer models invoiced after January 17, 2006 unless they were ordered and in backlog at January 17, 2006 to help offset increased aluminum costs it is currently experiencing, but there can be no assurance these price increases will be sufficient or that increased sales prices will not harm demand. Our commodity risks are discussed further in Item 7A of this annual report on Form 10-K under “Commodity Risk.”

Changes in customer discretionary spending may cause our sales volume and product mix to fluctuate. A large portion of our sales involve discretionary spending by our customers, and may be delayed or cancelled in times of economic uncertainty. The industries in which we operate are competitive, and we face continued pressure to increase selling prices to reduce the impact on margins of increasing aluminum and other materials costs, labor rates and overhead costs related to the expanded production facilities and organization to support expected increases in sales. Our product mix from period to period can have an important impact on our gross profit since products include varying combinations of material and labor costs. While we experienced significant sales growth in 2004 and moderate growth in 2005, a return to a static or declining growth rate in the overall demand for our products may harm our sales and hinder our ability to maintain operating results and our liquidity.

The Company may not be able to maintain compliance with, or obtain future waivers for non-compliance with, various restrictive covenants under its credit facilities. Each of the Company’s long-term financing agreements contains affirmative and restrictive covenants. The Company was in compliance with all of these covenants during 2005 and 2004, but has required waivers of compliance for certain covenants in 2003 and certain prior years (as discussed more fully in Note 7 to the consolidated financial statements included in the Company’s annual report on Form 10-K). Although management believes it will be able to maintain compliance with these covenants in 2006 and beyond, violations could occur allowing the lenders their option to accelerate payment of the debt.

Ongoing insurance and claims expenses could significantly affect our earnings. Our future insurance and claims expense might exceed our historical levels, which could reduce our earnings. The Company self-insures for a portion of its claims exposure resulting from workers’ compensation and employee health insurance. The Company is also responsible for its legal expenses relating to such claims. The Company reserves currently for anticipated losses and expenses. Our claims reserves are periodically evaluated and adjusted to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserve amounts.

The Company maintains insurance above the amounts for which it self-insures with licensed insurance carriers, including individual stop loss coverage for both workers’ compensation employee and health insurance and aggregate claims stop loss coverage for workers’ compensation insurance. Although the Company believes the aggregate insurance limit should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including manufacturing companies such as ours. As a result, our insurance and claims expense could increase, or we could raise our self-insurance retention when our policies are renewed. If these expenses increase, or if we experience a claim exceeding our coverage limits, or if we experience a claim or series of claims for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

The Company’s motorcoach credit facility availability could be reduced. Advance rates under the Company’s financing arrangement with GE are based on 90 percent of the cost of eligible new motorcoach inventory and 70 percent of the defined value of eligible used motorcoach inventory. The agreement also requires a 1.5% per month reduction in amounts borrowed on a used coach when it has been financed more than 360 days and all financing will be due in full on day 720, and after 360 days, new units are converted to used financing at an advance rate of 70 percent versus 90 percent, with 1.5% per month curtailments beginning on day 721 until day 1,080 when all financing on the unit will be due in full. Future aggregate availability under this agreement could be reduced if the Company is unable to sell certain new or used coaches before the financing expires under this amended agreement. This may require the Company to use financing available from its other credit line or to obtain additional financing from other sources. There can be no assurance such financing will be available.

The value of the Company’s motorcoach inventory fluctuates. The Company takes trade-ins on both new and used motorcoach sales. These trade-in units are marketed on a retail basis to other customers. In the three years ended December 31, 2005, the Company experienced a significant decline in the market value of trade-in units and certain non-current new models and wrote down the carrying value of the used inventory by $300,000, $500,000, and $1.4 million in 2005, 2004 and 2003, respectively, in order to facilitate their sale. There is a risk that additional write-downs of this inventory will occur if these trade-in units are not sold at current selling prices, which could adversely impact the Company’s future operating results and reduce the capital advances available under its credit facility with GE.

The Company begins motorcoach production before customer orders are received. To maintain a level production schedule, production often begins on motorcoaches before orders have been received from specific buyers. As of December 31, 2005, approximately 86% of the coaches in production and to be completed over the next four months had not been sold to specific customers. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers before production is completed, or shortly thereafter, there is no assurance this will occur. If the motorcoaches are not sold according to expectations, the Company may have to reduce selling prices which would harm its profitability. Further, if the sale periods for motorcoaches are substantially longer than expected, capital advances available under the Company’s credit facility with GE will be reduced and liquidity may be harmed.

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

The Company owns trailer production and warehouse facilities in Cresco and Shenandoah, Iowa. The Cresco facilities presently consist of five buildings and include approximately 258,000 square feet, as follows: Three buildings, totaling approximately 186,000 square feet are used for production of trailers and fabrication of components; one 58,000 square foot building is used for custom interior finishing and one 14,000 square foot building is used for storage of raw materials. The Shenandoah facilities include a 117,000 square foot manufacturing facility used primarily for trailer production. The Company believes these facilities will be sufficient to meet its production requirements for 2006.

The Company owned a 51,000 square foot manufacturing plant and an 18,000 square foot plant/office building that was idle and no longer used for production in Nashua, Iowa. The Company sold this facility to the City of Nashua in 2005. All of the Iowa properties described above are subject to a security interest by U.S. Bank National Association as described in Note 7 to the consolidated financial statements.

The Company leases motorcoach production and office facilities from Seminole Port Authority in Sanford, Florida at an approximate annual cost of $388,000 under the terms of an operating lease that expires in 2007. This facility includes approximately 79,000 square feet of inside space, as well as 6,000 square feet for outside service bays. In October 1999, the Company completed construction of an 18,000 square foot sales office and a 21,000 square foot service center with seventeen service bays. The cost of this entire project, including land and development costs, was approximately $5.5 million. In 2002, the sales office and service center were sold to an unrelated outside party and leased back by the Company with an initial term of 7 years under the terms of a capitalized lease as described in Note 7 to consolidated financial statements included in this annual report on Form 10-K. In January, 2005, the Company exercised its option to repurchase this facility for $5.3 million.

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

The Company acquired the rights to certain office and production facilities and other assets of Mitchell Motorcoach Sales, Inc. in Pryor, Oklahoma in 1998. This facility includes approximately 150,000 square feet of production and office space and was used to manufacture luxury motorcoaches. The facility is owned by Oklahoma Ordnance Works Authority and is being leased to the Company at an approximate annual cost of $259,000 under the terms of an operating lease which expires in March, 2011. In 2000, the Company leased approximately 15 acres of land adjacent to this facility at an approximate annual cost of $26,000 for a period expiring in March 2011.  In 2001, the Company shut down its Pryor, Oklahoma, manufacturing facility. The Company has not been successful in subleasing this facility and, as discussed in Note 5, reopened this location in October, 2003 as a sales and service facility for recreational vehicles and motorcoaches, including units owned by others and recreational vehicles repossessed by financial institutions.

The Company owns a lot at a motorcoach resort in Newport, Oregon that was acquired in 1999 and two lots at a motorcoach resort in Indio, California that were acquired in 1998 and 2005. These lots are used for motorcoach marketing purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Smallcap Market under the Nasdaq symbol “FTHR”. Quotations below represent the high and low closing sales price, by quarter, for the years ended December 31, 2005 and 2004, as restated to reflect the 3 for 2 split in May 2005.

	-----2005----		----2004----
	High	Low	High	Low
First Quarter	$4.90	$3.26	$3.13	$2.01
Second Quarter	6.22	3.90	5.46	2.19
Third Quarter	4.09	3.27	5.60	3.67
Fourth Quarter	4.38	3.01	4.66	2.67

As of March 27, 2006, the Company had approximately 236 shareholders of record. The Company is restricted from paying dividends by its agreements with lenders. See Liquidity and Capital Resources in Item 7 for a discussion of these restrictions.

  ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF INCOME DATA (In thousands, except per share data)

	2005	2004	2003	2002	2001
Net sales	$225,284	$216,520	$180,144	$193,326	$213,122
Cost of goods sold	190,896	182,678	156,940	167,152	194,754
Gross profit	34,388	33,842	23,204	26,174	18,368
Selling and administration	25,070	25,244	20,595	20,347	21,756
Restructuring charge (credit)			(222)	400	1,572
Operating income (loss)	9,318	8,598	2,831	5,427	(4,960)
Interest expense	(2,686)	(2,304)	(2,466)	(3,032)	(4,300)
Other income (expense), net	112	172	129	42	(827)
Income (loss) before taxes	6,744	6,467	494	2,437	(10,087)
Benefit (provision) for income taxes	(2,316)	(1,658)	106	258	1,240
Minority interest in subsidiary loss	45	81	105	-	-
Net income (loss)	$4,473	$4,890	$705	$2,695	$(8,847)

Net income (loss) per share *
Basic	$0.41	$0.45	$0.07	$0.27	$(0.90)
Diluted	$0.38	$0.42	$0.06	$0.25	$(0.90)
Weighted average shares outstanding*
Basic	10,944	10,829	10,034	9,803	9,803
Diluted	11,900	11,546	10,950	10,737	9,803

BALANCE SHEET DATA
(End of Period, in thousands)
	2005	2004	2003	2002	2001
Working capital	$24,334	$21,831	$18,148	$6,092	$1,641
Total assets	87,801	92,213	86,600	92,271	97,171
Long-term debt, net of current maturities	12,586	15,335	18,418	7,230	7,386
Total shareholders’ investment	30,236	25,363	20,292	17,955	15,141

QUARTERLY FINANCIAL DATA                                Net Income Per Share
(Unaudited, in thousands except per share data)
	Net Sales*	Gross Profit*	Operating Income*	Net Income*	Basic*	Diluted*
2005
First Quarter	$58,480	$9,645	$2,863	$1,461	$0.13	$0.13
Second Quarter	51,993	7,834	2,324	1,075	0.10	0.09
Third Quarter	59,260	8,892	2,283	1,052	0.10	0.09
Fourth Quarter	55,551	8,017	1,848	885	0.08	0.07
2004
First Quarter	$56,471	$8,684	$2,463	$1,236	$0.11	$0.11
Second Quarter	58,162	9,143	2,900	1,504	0.14	0.13
Third Quarter **	45,223	7,002	734	940	0.09	0.08
Fourth Quarter	56,664	9,013	2,501	1,210	0.11	0.10
* Prior year amounts reclassified to conform to 2005 presentation and 3 for 2 stock split in May 2005.
** Includes tax benefit of $829,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company’s results of operations and financial condition, including information on the Company’s two principal business segments. This discussion should be read together with the Company’s consolidated financial statements and related notes for the same periods, which are included in this annual report on Form 10-K.

Fiscal Year 2005 Compared to Fiscal Year 2004

The following table summaries changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the years 2005 and 2004:

	Amount (millions)		Increase (decrease)			Percent of Net Sales
CONSOLIDATED DATA	2005	2004	Amount		Percent	2005	2004
Net Sales	$225.3	$216.5		$8.8	4.0%	100.0%	100.0%
Gross profit	34.4	33.8		0.6	1.8	15.3	15.6
Selling and administrative expenses	25.0	25.2		(0.2)	(0.8)	11.1	11.6
Income from operations	9.4	8.6		0.8	.3	4.2	4.0
Interest expense	(2.7)	(2.3)		0.4	17.4	(1.2)	(1.1)
Other income (expense)	0.1	0.2		(0.1)	(50,0)	-	-
Income before income taxes	6.8	6.5		0.3	4.6	3.0	3.0
Provision for income taxes	(2.3)	(1.7)		0.6	35.3	(1.0)	(0.8)
Minority interest in subsidiary loss	-	0.1		(0.1)	N M*	-	-
Net income	$4.5	$4.9	$	(0.4)	(8.2)%	2.0%	2.3%

	Amounts (millions)		Increase (decrease)		Percent of Net Sales
SEGMENT DATA	2005	2004	Amount	Percent	2005	2004
Net Sales
Trailers	$142.2	$128.4	$13.8	10.7%	63.1%	59.3%
Motorcoach	83.1	88.1	(5.0)	(5.7)	36.9	40.7
Income (loss) before income taxes
Trailers	$9.6	$9.1	$0.5	5.5%	4.3%	4.2%
Motorcoach	0.9	1.2	(0.3)	(25.0)	0.4	0.6
Corporate and other	(3.7)	(3.8)	0.1	.6	(1.6)	(1.8)
* NM means percentage change calculation Not Meaningful

On a consolidated basis, the Company’s net income for the year ended December 31, 2005 was $4.5 million or $0.38 cents per diluted share, compared with net income of $4.9 million, or $0.42 cents per diluted share for the same period of 2004, including in 2004, an $829,000 or $0.07 cents per diluted share related to a non-recurring income tax benefit. The non-recurrence of the 2004 tax benefit was partially offset by increased profitability in the trailer division and reduced corporate expenses in 2005.

Consolidated net sales for 2005 increased $8.8 million (4.1 percent) to $225.3 million compared to net sales of $216.5 million for in 2004. For the trailer segment, net sales of specialty trailers and transporters increased by 10.7 percent ($13.8 million) to $142.2 million compared to $128.4 million in 2004 as total unit sales in 2005 improved over 2004 by 2.9 percent and the average revenue per unit increased by 7.4 percent. Decreased unit sales in the horse and livestock categories were more than offset by unit increases in the other product categories. The average revenue per unit was up in all product categories, reflecting the favorable impact of a 5 percent price increase that was effective on January 1, 2005 and a mix of higher priced units, particularly in the specialty transporter category. Motorcoach segment net sales decreased by 5.7 percent over the same period of 2004 as total unit sales decreased by 31.3 percent, with decreases of 6.0 percent and 41.1 percent in unit sales of new and used motorcoaches, respectively. While there was reduced customer traffic and sales at Company showrooms and events in the first six months of 2005 compared to 2004, there were strong sales increases in the third quarter of 2005 compared to the same quarter in 2004, which was adversely impacted by hurricane activity in Florida in the third quarter of 2004. The effect of these unit volume decreases was partially offset by a 37.5 percent increase in average net revenue per motorcoach unit sold due to a favorable mix of higher priced new unit sales compared to lower priced used units sold and an increase of 42.7 percent in the average revenue per unit for used coaches sold. There were decreased sales of used units in 2005 compared to 2004 due to reduced sales promotions and other activities to reduce inventories in 2004.

Consolidated gross profit margin increased by approximately $0.6 million to $34.4 million in 2005 from $33.8 million in 2004. As a percentage of net sales, consolidated gross profit margin was 15.3 percent in 2005, compared to 15.6 percent in 2004. The trailer division gross profit margin increased by $0.9 million due to margin added from increased sales, which resulted primarily from a 7.4 percent increase in average revenue per unit. This increase was partially offset by an increase in the average cost per unit of 8.9 percent due to higher cost of aluminum and other materials. The motorcoach division gross profit decreased by $0.4 million in 2005 compared to 2004. Gross profit margin as a percentage sales increased by 0.3 of a percentage point as the result of improved percentage margins that were realized on sales of new coaches due to higher average selling prices and the realization of reduced production costs due to efficiency improvements. This gain was more than offset by lost margin due to lower unit sales levels.

Consolidated selling and administrative expenses decreased by $0.2 million in 2005, to $25.0 million, a 0.8 percent decrease, from $25.2 million in 2004. As a percentage of sales, these expenses decreased to 11.1 percent in 2005 from 11.6 percent in 2004. Trailer segment expenses increased by $0.7 million (5.1 percent) in 2005 compared to 2004 due primarily to increased marketing costs related to generating and maintaining a higher sales volume. Motorcoach segment expenses decreased by $0.4 million in 2005 compared to 2004, but increased slightly as a percent of sales due to decreased sales. Corporate selling and administrative expenses decreased by $0.4 million in 2005 compared to 2004, primarily due to reduced Featherlite Chemicals, LLC (FCC) selling and administrative expenses as this activity was discontinued in 2005 and reduced corporate bonus levels.

Consolidated interest expense increased by $0.4 million in 2005 compared to 2004 as the result of higher interest rates in 2005. Other income, net, was unchanged in 2005 compared to 2004.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $45,000 in 2005 compared to $81,000 in 2004. This amount represents the equity interest of the 49 percent minority owner’s share of pre-tax losses in FCC that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations includes the accounts of FCC. This enterprise was discontinued in the 2005 due to the lack of profitable operations.

Consolidated income before taxes (IBT) increased by approximately $0.3 million in 2005 to $6.8 million compared to $6.5 million in 2004. This increase reflects an increase of approximately $0.4 million in IBT in the trailer segment, a decrease of $0.3 million in IBT in the motorcoach segment and an increase of $0.2 in IBT in the corporate segment.

Income taxes expense was $2.3 million for 2005 compared to $1.7 million in 2004. An income tax provision rate of approximately 38 percent was used in 2005 and 2004, reflecting the federal corporate tax rate and effective state tax rates estimated for each year. In addition, a tax benefit of $0.2 million was recognized in 2005 as the result of the sale of the Company’s idle facility in Nashua, IA, to the City of Nashua and a tax benefit of $0.8 million was recognized in 2004 to eliminate a deferred tax asset valuation reserve because of the improvement in the Company’s operating results in 2004 and its improved outlook.

Fiscal Year 2004 Compared to Fiscal Year 2003

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the years 2004 and 2003:

	Amount (millions)		Increase (decrease)		Percent of
CONSOLIDATED DATA	2004	2003	Amount	Percent	Net Sales
Net Sales	$216.5	180.1	$36.4	20.2%	20.2%	100.0%
Gross profit	33.8	23.2	10.6	45.7	45.7	12.9
Selling and administrative expenses	25.2	20.6	4.6	22.3	22.3	11.4
Restructuring (credit)	-	(0.2)	(0.2)	NM*	NM*	(0.1)
Income from operations	8.6	2.8	5.8	207.1	207.1	1.6
Interest expense	(2.3)	(2.5)	(0.2)	(8.0)	(8.0)	(1.4)
Other income (expense)	0.2	0.1	0.1	100.0	100.0	-
Income before income taxes	6.5	0.5	6.0	1,200.0	1,200.0	0.3
Benefit (provision) for income taxes	(1.7)	0.1	(1.8)	NM*	NM*	0.1
Minority interest in subsidiary loss	0.1	0.1	-	-	-	-
Net income	$4.9	$0.7	4.2	600.0	600.0	0.4%

	Amounts (millions)		Increase (decrease)		Percent of
SEGMENT DATA	2004	2003	Amount	Percent	Net Sales
Net Sales
Trailers	$128.4	$102.2	$26.2	25.6%	59.3%	56.7%
Motorcoach	88.1	77.9	10.2	13.1	40.7	43.3
Income (loss) before income taxes
Trailers	$9.2	$4.5	$4.7	104.4%	4.2%	2.5%
Motorcoach	1.2	(1.1)	2.3	NM*	0.6	(0.6)
Corporate and other	(3.9)	(2.9)	(1.0)	(34.5)	(1.8)	(1.6)
* NM means percentage change calculation Not Meaningful

On a consolidated basis, the Company’s net income for the year ended December 31, 2004 was $4.9 million or $0.42 cents per diluted share, compared with net income of $0.7 million or $0.06 cents per diluted share in the same period of 2003. The improved annual results in 2004 were primarily a result of increased gross profit realized from greater unit sales volume, partially offset by increased marketing and administrative costs.

Consolidated net sales for the year 2004 increased by $36.4 million (20.2 percent) to $216.5 million compared to net sales of $180.1 million for the same period in 2003, primarily reflecting, we believe, an improvement in general economic conditions and consumer confidence. For the trailer segment, sales of specialty trailers and transporters increased by 25.6 percent compared to the same period in 2003 as unit sales in 2004 improved over 2003 by 23.4 percent. There were increases in all product categories except specialty transporters, and average net revenue per unit improved by 1.8 percent in 2004 compared to 2003. The average net revenue improvements reflect a more favorable mix of products with higher average prices and the full effect of a 3.0 percent price increase in May 2003, partially offset by an increase in sales program rebates and discounts in 2004. Motorcoach segment net sales increased by 13.1 percent over the same period in 2003 as total unit sales increased by 16.2 percent, with increases of 4.2 percent and 21.7 percent in unit sales of new and used motorcoaches, respectively. The effect of these increases was partially offset by a 2.6 percent decline in average net revenue per unit sold due to the significant increase in the number of lower price used units sold.

Consolidated gross profit margin increased by $10.6 million to $33.8 million in 2004 from $23.2 million in 2003. This improvement was attributable to increased sales volume in both segments in 2004 compared to 2003. As a percentage of sales, consolidated gross profit margin for the year of 2004 was 15.6 percent in 2004 compared to 12.9 percent in 2003. Trailer margin percentages for the current year were 2.1 percentage points higher than the same period in 2003, primarily the result of manufacturing efficiency improvements due to increased volume, changes in product mix and the further implementation of lean manufacturing processes, which increased the average gross margin per unit sold. Motorcoach gross profit margin increased by 3.4 percentage points in 2004 compared to 2003. This increase resulted primarily from improved percentage margins realized on sales of both new and used coaches as well as reduced labor and overhead costs, including the non-recurrence in 2004 of a loss settlement accrual of $354,000 in 2003, as well as an $869,000 reduction in write-downs on used motorcoaches held in inventory.

Consolidated selling and administrative expenses increased by $4.6 million in 2004, to $25.2 million, a 22.3 percent increase, from $20.6 million in 2003. As a percentage of sales, these expenses increased to 11.6 percent in 2004 from 11.4 percent in 2003. Trailer segment expenses increased by 16.8 percent in 2004 compared to 2003 due primarily to increased marketing related costs related to generating and maintaining higher sales volume as well as increased sales commissions and matching 401(K) contributions. Motorcoach segment expenses increased by 29.6 percent in 2004 compared to 2003 mainly due to increases in marketing costs related to higher volume and reopening the sales and service center in Pryor, Oklahoma. Corporate and other expenses increased by $1.0 million in 2004 compared to 2003, primarily reflecting increased executive management performance bonus accruals based on achievement of annual performance goals.

There was no recurrence in 2004 of the restructuring credits of $222,000 that were realized in 2003 (as discussed further in Note 5 to consolidated financial statement included in this Annual Report on Form 10-K).

Consolidated interest expense decreased by $163,000 in 2004 compared to 2003 as the result of lower average borrowing levels in 2004. Other income decreased by $53,000 in 2004 compared to 2003 due to reduced royalty income.

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

Consolidated income before taxes (IBT) increased by $6.0 million in 2004 to $6.5 million compared to $0.5 million in 2003. This increase reflects an increase in trailer segment IBT of $4.7 million due mainly to increased sales volume, an increase in motorcoach segment IBT of $2.3 million due to increased sales volume and improved gross margin on sales, offset by an increase in corporate expenses of $1.0 million due to increased management performance bonus accruals.

The overall effective income tax provision rate was 25.3 percent in 2004 compared to an income tax benefit of 17.7 percent in 2003.  The 2004 effective rate was lower than the Company's combined federal and state corporate tax rate due to the tax benefit of 12.7% associated with the reversal of the $829,000 deferred tax asset valuation allowance recorded in the third quarter due to the improvement of the Company's operating results in 2004 and its improved outlook for the future.  The low 2003 effective income tax benefit rate was primarily a result of the reduction in the deferred tax asset valuation allowance due to a $545,000 decrease in net deferred tax assets that resulted in a 91 percent reduction in tax rate.

Outlook

We are cautiously optimistic about the rate of sales growth in 2006. Unfilled confirmed order backlog has increased in our specialty trailer segment, but decreased in the motorcoach segment. At December 31, 2005 the new order backlog for trailers of $18.1 million is 3 percent above its level of $17.5 million at December 31, 2004. Motorcoach backlog has decreased by 70% to a level of $2.3 million at December 31, 2005 compared to $7.7 million at December 31, 2004. Trailer sales leads in 2006, which relate to the number of consumer calls coming into the Company, are rising compared to 2005 and the coach division has generated excellent traffic and sale prospects at the early trade shows and events. Management believes the reduction in motorcoach backlog primarily reflects a trend toward customers preferring to buy completed coaches rather than ordering a custom coach for future delivery and does not reflect a reduction in the demand for motorcoaches. Management expects that sales in both business segments will continue to improve, barring a downturn in national economic business conditions. There is continuing focus by the Company on sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in increasing order levels to maintain or exceed the 2005 sales volume or that the price increase initiated as of January 1, 2006 and surcharge initiated on January 17, 2006 will be sufficient to offset increased aluminum and other cost increases that may be incurred in 2006. Margins may be adversely impacted until the price increase and surcharge are fully effective.

The Company believes its name recognition and close affiliation with the motorsports industry will continue to have a positive impact on its sales of specialty trailers, transporters and luxury motorcoaches. With more than 75 percent of its revenue from end users in motorsports and leisure and entertainment categories, which also includes horse trailers, and its strong position in the livestock trailer market, the Company believes it is strategically well-positioned to continue to benefit from these markets. The Company introduced over 70 new and enhanced models of trailers in 2005 and added 16 enhancements to motorcoach models.

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the year ended December 31, 2005, the Company’s operating activities provided net cash of $6.8 million. At December 31, 2005, the Company had approximately $12.3 million available to borrow under its credit lines compared to $9.5 million at December 31, 2004, an increase of $2.8 million as availability under both lines increased due to changes in eligible receivables and inventories.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.56:1 at December 31, 2005, compared with a ratio of 1.44:1 at December 31, 2004. This ratio has improved as a result of operating results and cash flow. The ratio of total debt to shareholders’ investment decreased to 1.10:1 at December 31, 2005 from 1.54:1 at December 31, 2004. This ratio improved as stockholders’ investment increased during 2005 as a result of net income for the year.

To maintain an efficient level of trailer production, increased expenditures for working capital items may be required from time to time to support production levels in excess of sales. Work in process and finished trailer inventories have increased by $0.9 million in 2005 to support the increased level of sales volume that we are experiencing in the trailer division. The production workforce was also expanded proportionally with the increased level of orders. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of December 31, 2005, approximately 86 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 70 percent at December 31, 2004. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company. For the year ended December 31 2005, total units sold exceeded units produced and new coach inventory decreased by $3.4 million.

During the first quarter of 2006, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, management performance bonus payments, 401k matching contribution payment and other fixed obligations that will require cash flows of $7.1 million. Additional payments may be required for the commitments and contingencies referred to in Note 8 to the consolidated financial statements included in this annual report on Form 10-K. These payments are expected to be funded by cash generated from operations as well as availability on existing lines of credit.

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 7 to the consolidated financial statements included in this annual report on Form 10-K, is a summary of the Company’s agreements with its principal lenders:

1. The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of December 31, 2005, net availability on the revolving credit line was $17.0 million, with $2.6 million used for irrevocable standby letters of credit and $2.4 million borrowed and outstanding. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $98,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule ($7,700 plus interest on outstanding balance of $376,000 at December 31, 2005) and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at December 31, 2005.

2. The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of December 31, 2005, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $17.7 million with $17.4 million outstanding. The Company was in compliance with all the covenants of this agreement at December 31, 2005.

.
3. In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. In December 2005, this agreement was amended to reduce the available line from $3.0 million to $2.0 million, as the Company’s need for this financing has been reduced as the Foretravel dealership is being discontinued. As of December 31, 2005, $0.7 million was outstanding on this agreement. The Company was in compliance with the financial covenants of this agreement.

4. The Company’s motorcoach shell manufacturer provides shells to the Company on a 4-month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period. At December 31, 2005, the amount due the Company’s shell manufacturer for consigned shells was $3.1 million and there were no shells with an expired consignment term.

5. On January 21, 2005, the Company entered into a Mortgage Agreement with GE Commercial Finance Business Property Corporation (GE Property) whereby the Company borrowed funds to purchase the $5.3 million Sanford, Florida property it uses as a sales and service center for the motorcoach division. The mortgage note matures on February 1, 2017, bears interest at a fixed rate of 6.49 percent per annum and requires monthly principal and interest payments of $52,874. Prior to entering into this agreement, the Company was using this property under the terms of a lease agreement and it was recorded on the Company’s balance sheet as a capital lease obligation. As this property was previously recorded as a capitalized lease, this transaction did not result in a significant increase in annual depreciation or interest expense.

Based on the Company’s operating results for 2005 and its business plan for 2006, management believes that the Company will meet all the quarterly and year-end restrictive financial covenants of its lenders, as defined by the underlying agreements (including those with U.S. Bank and GE as revised), which are discussed more fully in Note 7.

Certain Other Obligations

As described in Note 8 to the consolidated financial statements included in this annual report on Form 10-K, the Company is subject to a number of commitments and contingencies that may affect its liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the year ended December 31, 2005, as reflected in the consolidated statements of cash flow:

Operating activities provided net cash of $6.8 million. The Company’s net income of $4.5 million included non-cash depreciation and amortization of $2.3 million and other non-cash items in an aggregate net amount of $0.3 million. Net changes in receivables, inventories, leased trailers and prepaid assets provided cash of $4.5 million. Accounts receivable increased by $2.4 million, which was more than offset by a decrease in total inventory levels of $5.9 million. This inventory decrease was primarily the result of a $4.5 million decrease in new and used motorcoach inventories and a $1.9 million reduction in motorcoach work in process. These decreases were partially offset by a $0.9 million increase in work in process and finished trailer inventories. Leased promotional trailers and prepaid expenses also decreased, providing an additional $0.9 million. Net changes in accounts payable, accrued liabilities and other current liabilities used cash of $4.8 million. Changes in these liabilities included, among other items: a decrease of $4.1 million motorcoach shells payable and a decrease of $0.9 million in accrued expenses due mainly to decreased accruals for executive incentive bonuses, 401K match contributions and dealer holdback payments.

The Company’s investing activities used cash of $2.8 million, including $5.4 million used to purchase the Sanford, FL facility and $1.0 million for the purchase of other equipment. There were no borrowings against the capital expenditure term note in 2005.

The Company’s financing activities used net cash of $4.4 million. Borrowings to purchase the Sanford, FL facility provided cash of $5.3 million. While $4.4 million was used to pay-off the capital lease on that property. Net long term debt reductions used $1.8 million and reductions in the Company’s credit lines used $5.0 million. Checks issued but not presented for payment increased by $1.5 million. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank. The Company received $235,000 of proceeds for the issuance of common stock for options exercised.

The Company believes that its current sources of liquidity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding in 2006 and beyond, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Contractual Obligations

Contractual obligation In 000’s	Total	1 year or less	2-3 Years	4-5 Years	More Than 5 years
Long-term debt (1)	$11,915	$1,768	$6,125	$805	$3,217
Interest payments on fixed rate debt (4)	2,291	486	637	473	695
Operating leases (2)	3,089	1,216	1,249	555	69
Purchase obligations (3)	3,142	3,142	-	-	-
Total	$20,437	$6,612	$8,011	$1,833	$3,981

(1) See Note 8 to consolidated financial statements included in this annual report on Form 10-K.
(2) See Note 9 to consolidated financial statements included in this annual report on Form 10-K.
(3) The Company has no contracts with suppliers to buy aluminum in 2006 at agreed upon prices; however, it has firm commitments with the motorcoach shell manufacturer to purchase a number of shells in 2006.
(4) Does not include interest that varies with the prime rate on approximately $25 million of debt.

Off-Balance Sheet Arrangements

Other than the irrevocable standby letters of credit in the amount of $2.6 million and operating leases summarized above under “Contractual Obligations”, the Company did not have any material off-balance sheet arrangements at December 31, 2005 or during the year then ended.

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

Income taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. To the extent it is determined that it is not likely that our deferred tax assets will be recovered from future taxable income, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. However, if the facts or our financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of any valuation allowance required in any given period.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which is effective for the company on January 1, 2006. The standard amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Effective January 1, 2003, the Company early adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, in accounting for its stock options plans using the modified prospective application. The Company would have otherwise been required to adopt SFAS No, 123(R) in the first annual period beginning after December 15, 2005. The Company has elected to use the Black-Scholes method to determine the fair value of its options. The amount of stock-based compensation expense reported for fiscal year 2005 was $58,000.

In December 2004, the FASB issued FASB No. 153, Exchange of Nonmonetary Assets (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS 153 at the beginning of Fiscal 2006 and does not anticipate that it will have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004.  FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.  The Company expects that substantially all of its net income will be “qualified production activities income” when calculating the deduction.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2005, as reported to the Company by its suppliers was $0.92 in 2005, $0.85 in 2004, and $0.68 in 2003. The current average aluminum cost per pound for 2006 delivery is $1.19 for the first two months of 2006. The Company’s cost of aluminum, which was approximately 15 percent of consolidated cost of sales in 2005, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. The Company has not yet obtained any fixed price commitments for aluminum purchases in 2006, which would reduce the risk of aluminum cost fluctuations for the year. If the Company is unable or elects not to obtain such commitments from suppliers or otherwise reduce the price risk related to 2006, this could have an adverse impact on the Company’s operating results if the cost of aluminum increases significantly above 2005 levels in 2006 and the Company cannot increase its product prices sufficiently to cover such increases. The Company initiated a 4 percent price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2005 unless they were ordered and in backlog at December 31, 2005. The Company also initiated a 4.5% aluminum surcharge on all aluminum trailer models invoiced after January 17, 2006 unless they were ordered and in backlog at January 17, 2006. Management believes these price increases will cover the higher aluminum costs in 2006 when fully effective.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Approximately $25 million of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $153,000 at current debt levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Except for the report of the Company’s independent registered public accounting firms, which are set forth below, the consolidated financial statements and notes appear on pages 31 through 46. Quarterly financial data appears in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Featherlite, Inc.

We have audited the accompanying consolidated balance sheet of Featherlite, Inc. and subsidiaries (a Minnesota Corporation) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standard of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Featherlite, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule ll is presented for purpose of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP
Minneapolis, Minnesota
February 14, 2006

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Featherlite, Inc.:

We have audited the accompanying consolidated balance sheets of Featherlite, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ investment and comprehensive income and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the 2004 and 2003 amounts in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Featherlite, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2005, that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name	Age	Present Position with Company
Conrad D. Clement	61	President, Chief Executive Officer and Director
Jeffery A. Mason	65	Chief Financial Officer and Director
Tracy J. Clement	39	Executive Vice President and Director
Gary H. Ihrke	59	Vice President of Operations & Secretary
Eric P. Clement	36	Vice President & General Manager, Trailer Division
James S. Wooley	58	Vice President and President, Luxury Motorcoach Division
Larry D. Clement	60	Treasurer
Thomas J. Winkel	63	Director
Kenneth D. Larson	65	Director
Terry E. Branstad	59	Director
Charles A. Elliott	72	Director

    The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected.
    The business experience of the executive officers and directors during the past five years is as follows:

    Conrad D. Clement has been the Chairman, President and Chief Executive Officer and a director of the Company since its inception in 1988. Mr. Clement is also the President and Chief Executive Officer and a director and shareholder of Featherlite Credit Corporation, an affiliate of the Company (“Featherlite Credit”). He is also an owner of Valley Trailer Sales, a FEATHERLITE® dealer, and an owner of Clement Enterprises and Clement Properties, all affiliates of the Company. Mr. Clement is the brother of Larry D. Clement and the father of Tracy J. Clement and Eric P. Clement.

Jeffery A. Mason has been the Chief Financial Officer of the Company since August 1989 and has been a director of the Company since June 1993. Mr. Mason is also an officer of Featherlite Credit Corporation, an affiliate of the Company. Mr. Mason is also a certified public accountant with an inactive status.

Tracy J. Clement has been Executive Vice President and a director of the Company since 1988. Mr. Clement is also an officer and shareholder of Featherlite Credit, and an owner of Valley Trailers, a FEATHERLITE® dealer and Clement Properties, all affiliates of the Company.

Gary H. Ihrke was appointed Secretary in August 1996 and Vice President of Operations in March 1996 after service as Vice President of Manufacturing since June 1993.

Eric P. Clement has been Vice President & General Manger, Trailer Division since January 2005. Prior to that Mr. Clement was Vice President of Sales since March 1996 after service as Vice President of Operations since January 1991. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation and an owner of Clement Properties, both affiliates of the Company.

James S. Wooley has been Vice President and President of the Featherlite Luxury Coach Division since April 2002 and was previously the Chief Operating Officer of the Division since joining the Company in January 2001. Prior to that, Mr. Wooley was Chairman of the Board and Chief Operating Officer of Autumn Home Care Facilities, Inc. from 1994 to 1998. Mr. Wooley is also an attorney.

Larry D. Clement has been Treasurer of the Company since 1988 and was previously secretary and a director of the Company. Mr. Clement is also an officer and shareholder of Featherlite Credit Corporation, an affiliate of the company, and is the President and Secretary of Clement Auto & Truck, Inc., a FEATHERLITE® dealer. Mr. Clement is the brother of Conrad D. Clement.

Thomas J. Winkel has been a director since April 1994. Since January 1994, Mr. Winkel has been a management and financial consultant and private investor. From 1990 to 1994, Mr. Winkel was the majority owner, Chairman of the Board, Chief Executive Officer and President of Road Rescue, Inc., a manufacturer of emergency response vehicles. Mr. Winkel is a certified public accountant, and from 1977 to 1990 was a partner in a national accounting firm. Mr. Winkel also is a director of Marten Transport, Ltd., a public company where he serves on the audit, compensation and nominating/corporate governance committees.

Kenneth D. Larson has been a director since August 1994.  Mr. Larson is the retired President and COO of Polaris Industries, Inc., positions he held from 1988 to 1998.  Mr. Larson is a director and chairman of Restaurant Technologies, Inc., a private company and a director of Nortech Systems Inc., a public company where he serves on the audit and compensation committees.  Mr. Larson is also a director of Bellacor.com, Inc., a private company.

Terry E. Branstad has been a director since 1999 and served as Governor of the State of Iowa from January of 1983 to January of 1999.  Governor Branstad is an attorney-at-law and since August of 2003 has been the President of Des Moines University.  He serves as a director of the Iowa Health System, and Liberty Bank FSB, both private organizations and is a public member of the American Institute of Certified Public Accountants Board.

Charles A. Elliott has been a director of the Company since 2000. In 1951, Mr. Elliott joined Crenlo, Inc., a manufacturer of cabs and ROPS for agricultural and construction equipment, and was named President, Chief Executive Officer and Chairman in 1985, a position held until October 1999 when the Company was sold. Mr. Elliott currently serves as an advisory board member and trustee for several private companies and organizations.

CORPORATE GOVERNANCE

Code of Ethics for Senior Financial Management

The Company has adopted the Featherlite Code of Ethics for Senior Financial Management (the “Code of Ethics”), a code of ethics that applies to members of senior financial management, including the Company’s Chief Executive Officer, President, Executive Vice President, Chief Financial Officer, Corporate and Division Controllers and other employees performing similar functions who have been identified by the Chief Executive Officer, and meets the requirements of the Securities and Exchange Commission. The Featherlite Code of Ethics for Senior Financial Management is available on the Company’s website at www.fthr.com. If the Board makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics, the nature of such amendments or waiver will be disclosed on the Company’s website or in a report on Form 8-K.

Code of Ethics and Business Conduct

The Company has adopted the Featherlite Code of Ethics and Business Conduct (the “Code of Conduct”), a code of conduct that applies to all of our directors, officers and employees, including senior financial management. The Code of Conduct is intended to promote honest and ethical conduct and to provide guidance for the appropriate handling of various business situations. The Code of Conduct addresses, among other matters, legal and regulatory compliance, insider trading, confidentiality, conflicts of interest, competition and fair dealing, financial reporting and record-keeping, protection and proper use of company assets, and the reporting of illegal or unethical behavior. Employees may anonymously report possible violations of the Code of Conduct via a toll free telephone number, which is 1-800-826-6762. Waivers of the Code of Conduct for officers and directors may be made only by the Board of Directors and will be promptly disclosed if and as required by law or Nasdaq listing requirements.

Audit Committee

The audit committee of the Board of Directors is composed of four directors and acts under a written charter adopted and approved by the Board of Directors. Messrs. Branstad, Elliott, Larson and Winkel currently serve as the members of the Audit Committee. The Board has determined that all members of the Audit Committee meet the SEC and Nasdaq Stock Market definitions of independence and financial literacy for audit committee members. The Board has also determined that Mr. Winkel qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission rules. The Company acknowledges that the designation of Mr. Winkel as the audit committee financial expert does not impose on Mr. Winkel any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Winkel as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10 percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2005 all Section 16(a) filing requirements applicable to Insiders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and each of the most highly compensated executive officers who received total salary and bonus in excess of $100,000 for 2005:

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(3)	Bonus ($)	Other(1)	Securities Underlying Options/ SARs (#)	All Other Compensation ($)
Conrad D. Clement	2005	358,025	407,300	4,384	-0-	15,775(2)
President and Chief	2004	340,000	-0-	10,067	-0-	16,000
Executive Officer	2003	355,692	-0-	8,767	-0-	14,000
Tracy J Clement	2005	225,970	198,112	254	-0-	11,792(2)
Executive Vice President	2004	213,440	-0-	11,574	-0-	13,000
	2003	223,149	-0-	253	-0-	12,000
James S. Wooley	2005	218,400	-0-	253	-0-	-0-
Vice President & President	2004	208,000	-0-	253	-0-	-0-
Luxury Coach Division	2003	216,000	-0-	253	-0-	-0-
Eric P. Clement	2005	178,011	131,183	7,401	-0-	11,362(2)
Vice President &	2004	140,943	-0-	6,857	-0-	8,997
General Manager, Trailer	2003	145,745	-0-	3,932	-0-	9,303
Division
Jeffery A. Mason	2005	141,552	131,183	4,512	-0-	15,885(2)
Chief Financial Officer	2004	137,944	-0-	4,700	-0-	11,996
	2003	144,288	-0-	6,047	-0-	11,419
Gary H. Ihrke	2005	141,578	131,183	147	-0-	15,859(2)
Vice President of	2004	137,944	-0-	253	-0-	11,996
Operations & Secretary	2003	144,288	-0-	51	-0-	11,419

(1) Related to automobiles and other fringe benefits.
(2) Company contribution to 401(k) Plan.
    (3) Salary reflects cash payments received in fiscal year and reported on W-2. The year 2003 included one extra bi-weekly pay period.

Option/SAR Grants During 2005 Fiscal Year

There were no options/SAR grants to executive officers during fiscal year 2005. Outstanding options were increased by 50% to reflect the 3 for 2 stock split authorized by the Board of Directors in April 2005.

Option/SAR Exercises During 2005 Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information related to options exercised by the named executive officers during the 2005 fiscal year and the number and value of options held at fiscal year end:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1) Exercisable/ Unexercisable
Conrad D. Clement	-0-	-0-	120,000/0	$322,245/0
Tracy J. Clement	-0-	-0-	45,000/0	$105,295/0
Jeffery A. Mason	96,000	$278,198	132,000/0	$367,565/0
Gary H. Ihrke	-0-	-0-	228,000/0	$656,787/0
Eric P. Clement	-0-	-0-	63,000/0	$167,216/0
James S. Wooley	-0-	-0-	75,000/0	$188,311/0

(1)	Based on the difference between $4.22 (the closing price of the Company’s common stock on December 31, 2005 as reported by Nasdaq) and the option exercise price.

Directors’ Fees

In 2005, directors who are not employees of the Company were paid an annual retainer of $20,000 plus $1,000 for each board meeting attended and $750 for each committee meeting attended on days other than when a Board meeting is held. Directors who chair committees received an additional fee as follows: audit committee- $18,000; compensation committee- $5,000, nominating/corporate governance committee- $2,000. In addition, pursuant to the Company’s proposed 2004 Equity Incentive Plan, non-employee directors received automatic grants of nonqualified stock options to purchase 3,000 shares upon their initial election to the Board and upon their re-election by the shareholders. The exercise price shall be 100% of the common stock’s current fair market value as of the date of grant. Each nonqualified stock option granted to non-employee directors shall be immediately exercisable and shall expire at the end of the ten year period from the date of grant.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, the Compensation Committee of the Board of Directors of the Company was composed of directors Thomas J. Winkel, Charles A. Elliott, Kenneth D. Larson and Terry E. Branstad. None of the members of the Committee is or ever has been an employee or an officer of the Company and none is affiliated with any entity (other than the Company) with which an executive officer of the Company is affiliated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table provides information concerning the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock as of March 27, 2006 adjusted for the 3 for 2 stock split in May 2005:

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned(1)(2)	Percent of Class
Conrad D. Clement(3)	2,520,000	22.5%
Tracy J. Clement(3)	1,545,000	13.9%
Larry D. Clement(3)	1,500,000	13.6%
Eric P. Clement(3)	663,000	6.0%
Bulk Resources, Inc.(4)	1,216,971	10.8%

(1) The above beneficial ownership information is determined in accordance with Rule 13d-3 under the Securities Exchange Act, as required for purposes of this Proxy Statement. Accordingly, it includes shares of common stock that are issueable upon the exercise of stock options exercisable within 60 days of March 27, 2006. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes. Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power with respect to identified shares.
(2) See Note (2) below with respect to the number of shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 22, 2006, or within sixty days of such date.
(3) Address: Highways 63 and 9, P.O. Box 320, Cresco, Iowa 54136.
(4) Includes a warrant to purchase 225,000 shares at $1.333 per share at anytime before January 31, 2007. The address for Bulk Resources, Inc. is P.O. Box 50401, Henderson, NV 89016.

MANAGEMENT SHAREHOLDINGS

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 22, 2006, by each executive officer of the Company named in the Summary Compensation Table, and by each director and by all directors and executive officers (including the named individuals) as a group:

Name of Director or Officer or Identity of Group	Number of Shares Beneficially Owned(1) (3)	Outstanding Options(2)	Percent of Class(3)
Conrad D. Clement	2,520,000	120,000	22.5%
Tracy J. Clement	1,545,000	45,000	13.9%
Eric P. Clement	663,000	63,000	6.0%
Jeffery A. Mason	111,000	96,000	1.0%
Gary H. Ihrke	228,000	228,000	2.0%
James S. Wooley	75,000	75,000	*
Thomas J. Winkel	34,500	31,500	*
Charles A. Elliott	45,000	31,500	*
Kenneth D. Larson	69,750(4)	31,500	*
Terry E. Branstad	9,000	9,000	*
Officers and Directors as a group (11 persons)	6,800,250	730,500	57.7%

* Less than 1%
(1)  See Note (1) to preceding table.
(2)
Shares deemed beneficially owned by virtue of the right of a person to acquire them as of March 22, 2006, or within sixty days of such date, that are included in this column are included in the total number of shares beneficially owned be each listed person.

(3)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 22, 2006, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.

(4) Includes 1,000 shares held by Mr. Larson’s wife.

Equity Compensation Plans

The following table provides information as of December 31, 2005 about the Company’s equity compensation plans:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,001,651	$1.60	864,000
Equity compensation plans not approved by security holders	None	None	None
TOTAL	1,001,651	$1.60	864,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Featherlite Credit Corporation (or Featherlite Credit), which provides retail financing to customers of the Company’s dealers, is wholly-owned by the following officers, directors and shareholders of the Company: Conrad D. Clement (40%), Tracy J. Clement (25%), Larry D. Clement (25%), and Eric P. Clement (10%). Featherlite Credit leases trailers and coaches to outside parties under operating leases with terms varying from three to six years. It also provides installment contract financing to customers of Featherlite dealers. Featherlite Credit buys trailers and coaches from Featherlite dealers and in some cases, directly from the Company at normal selling prices and pays for the trailers at the time the lease or installment contract is signed. Aggregate trailer and coach sales of $1.4 million, $2.2 million, and $2.4 million were made by the Company to Featherlite Credit in 2005, 2004 and 2003, respectively. The Company also sold for Featherlite Credit coaches and trailers that had been returned from expired Featherlite Credit leases for $1.2 million, $575,000, and $947,000 in 2005, 2004 and 2003, respectively. Featherlite Credit reimbursed the Company $98,000, $91,000 and $89,000 for salaries and other costs paid by the Company in 2005, 2004 and 2003. Featherlite Credit was not indebted to the Company at December 31, 2005.

Clement Inc. (formerly Clement Auto and Truck, Inc.), which was wholly-owned by Larry D. Clement, was an authorized FEATHERLITE® dealer located in Bondurant, Iowa. Sales to this dealership were $0.4 million, $1.2 million, and $1.1million in 2005, 2004 and 2003, respectively. All such sales were on terms and conditions comparable to those available to other Company dealers. In 2005, Clement Inc was sold to Central Iowa Featherlite, in which Larry Clement has a 50 percent ownership interest. Sales to this dealership were $1.5 million in 2005. All such sales were on terms and conditions comparable to those available to other Company dealers. Central Iowa Featherlite owes the Company $104,571 at December 31, 2005, with terms of net thirty days.

Valley Trailer Sales (“Valley”), which is 65 percent owned by Conrad D. Clement and Tracy J. Clement is a FEATHERLITE® dealer located in Waterloo, Iowa and Rochester, Minnesota. Sales of trailers to Valley were $3.0 million, $4.2 million, and $2.6 million in 2005, 2004 and 2003, respectively. All such sales were on terms and conditions comparable to those available to other Company dealers. Valley was indebted to the Company in the amount of $74,498 for transactions related to such sales at December 31, 2005, with terms of net thirty days.

In 2004, leases were signed with Clement Properties an entity owned by the majority shareholders of the Company for eight forklifts and a loader for a term of four years. Aggregate payments under these new leases will total $443,800 during their term. All material lease provisions were on terms and conditions comparable to those generally available from independent third party vendors. Rental payments on the new leases totaled $110,959 in 2005 and $16,653 in 2004.

In 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches (or ULC) under which ULC had the right to purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one-year period at market prices. ULC is controlled by Nevada Coach Partners LLP, which owns 63.25 percent of the common stock of ULC. Nevada Coach Partners is 87.35 percent owned by Conrad Clement (49.4%), Tracy Clement (12.65%), Eric Clement (12.65%), and James Wooley (12.65%), who are majority shareholders and executive officers of the Company. The Company also had agreements with ULC to lease it office space in the Featherlite Sales and Service Center in Sanford, Florida and to perform service work on ULC motorcoaches. During 2004, ULC purchased no motorcoaches from the company and purchased related parts and services in a total aggregate amount of $142,000. During 2005, there were no sales of motorcoaches or services to ULC and the Company had no receivables from ULC at December 31, 2005. In 2004, ULC ceased doing business and the Master Sales Agreement and lease agreements with ULC were terminated.

In 2003, the Company purchased a motorcoach for $600,000 from Clement Enterprises, LLC, a company wholly-owned by Conrad Clement, at its estimated fair market value. This motorcoach was then resold to ULC by the Company for $630,000. In 2004, the Company leased this motorcoach back from ULC under the terms of a ten month operating lease for a total rental payment of $120,000. This motorcoach is being used by an independent third party for sales promotion purposes, for which the Company receives certain sponsor and promotional rights. During 2005, the Company purchased a motorcoach from Clement Enterprises at its estimated fair market value of $361,000. This coach was then resold by the Company to a third party for $380,000. During 2005, Clement Enterprises also purchased various services from the Company in the aggregate amount of $39,300 and had a receivable of $24,500 at December 31, 2005, with terms of net thirty days related to these services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

On May 20, 2005, the Audit Committee selected Grant Thornton LLP to serve as the Company’s independent public accountants for the 2005 fiscal year and ceased its client-auditor relationship with Deloitte & Touche LLP, the independent public accountant which had been engaged by the Company for prior years. The decision to change accountants was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors. The decision to dismiss Deloitte & Touche was made solely in connection with cost containment initiatives. The audit report of Deloitte & Touche, LLP dated March 29, 2005 on the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 contained no adverse opinion of disclaimer or opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits as of and for the years ended December 31, 2003 and 2004 and the subsequent interim reporting periods from the last fiscal year ending December 31, 2004 through and including May 20, 2005, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no other reportable matters.

FEES OF INDEPENDENT PUBLIC ACCOUNTANTS

The following table presents the aggregate fees billed for professional services rendered by Grant Thornton LLP and Deloitte & Touche LLP for the fiscal years ended December 31, 2005 and 2004. We believe all services rendered by Grant Thornton and Deloitte & Touche LLP were permissible under applicable laws and regulations.

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent accountant in order to assure that the provision of such services does not impair the accountant’s independence. Unless a particular service has received general pre-approval by the Audit Committee, each service provided must be specifically pre-approved. Any proposed services exceeding pre-approved costs levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different term. The Audit Committee retains the right to periodically revise the nature of pre-approved services.

As part of the Company’s annual engagement agreement with its independent accountant, the Audit Committee has pre-approved the following audit services to be provided by the independent accountant: statutory and financial audits for the Company, audit services associated with SEC registration statements, periodic reports and other documents filed with the SEC, production of other documents issued by the independent accountant in connection with securities offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters. The Audit Committee also pre-approved the audit of its employee benefit plan and Sarbanes-Oxley Act advisory services as audit-related services, and has given its independent accountant pre-approval for U.S. federal, state, and local tax compliance and consulting services.

	Aggregate Amount Billed by Grant Thornton LLP ($)		Aggregate Amount Billed by Deloitte & Touche LLP ($)
Services Rendered	2005	2004	2005	2004
Audit Fees (1)	$47,483	-	$74,550	$299,041
Audit-Related Fees (2)	-	-	5,000	13,250
Tax Fees (3)	-	-	53,700	53,850
All Other Fees	-	-	-	-
Total	$47,483		$133,250	$366,141

(1) These fees consisted of the annual audit of our financial statements for the applicable fiscal year, and the reviews of our financial statements included in our Form 10-Q’s for the first, second and third quarters of the applicable year as well as additional fees for the 2003 audit billed in 2004.
(2) These fees related to Sarbanes-Oxley Act advisory services in 2004 and for the audit of our 401(k) plan in 2004.
(3) These fees related to corporate tax compliance and consulting services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

        (1) Consolidated Financial Statements:
The following consolidated financial statements of the Company and subsidiary are filed as part of this Form 10-K:

(2)	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts	52

        (3)Exhibits
See Exhibit Index on page	52

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEATHERLITE, INC.

Date: March 31, 2006	By:	/s/ Conrad D. Clement

Title President and Chief Executive Officer

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

Signature	Title	Date
/s/ Conrad D. Clement Conrad D. Clement	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 31, 2006
/s/ Jeffery A. Mason Jeffery A. Mason	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2006
/s/ Tracy J. Clement Tracy J. Clement	Executive Vice President and Director	March 31 , 2006
/s/ Charles A. Elliott Charles A. Elliott	Director	March 31, 2006
/s/ Thomas J. Winkel Thomas J. Winkel	Director	March 31, 2006
/s/ Kenneth D. Larson Kenneth D. Larson	Director	March 31, 2006
/s/ Terry E. Branstad Terry E. Branstad	Director	March 31, 2006

Featherlite, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004
( In thousands)	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$91	$179
Receivables, net	7,178	4,781
Refundable income taxes	337	497
Inventories	55,714	61,730
Leased promotional trailers	1,550	1,669
Prepaid expenses	1,820	1,827
Deferred tax asset	1,329	1,275
Total current assets	68,019	71,958
PROPERTY AND EQUIPMENT :
Land and improvements	4,583	4,515
Buildings and improvements	12,138	12,397
Machinery and equipment	15,967	16,477
	32,688	33,389
Less- accumulated depreciation	(16,105)	(17,386)
Net property and equipment	16,583	16,003

OTHER ASSETS	3,199	4,252
	$87,801	$92,213
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Wholesale financing and other notes payable	$18,923	$22,106
Current maturities of long-term debt	1,791	1,699
Checks issued but not yet presented	4,419	2,900
Motorcoach shell costs payable	3,142	7,277
Trade accounts payable	4,384	4,323
Accrued liabilities	8,194	9,124
Customer deposits	2,832	2,698
Total current liabilities	43,685	50,127
LONG-TERM DEBT
Bank line of credit	2,418	4,243
Other long-term debt, net of current maturities	10,168	11,092
Total long-term debt	12,586	15,335

DEFERRED INCOME TAXES	1,259	1,340
OTHER LIABILITIES	30	45
MINORITY INTEREST IN SUBSIDIARY	5	3
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' INVESTMENT
Common stock - 11,021 and 10,865 shares issued and outstanding	18,562	18,327
Additional paid-in capital	4,403	4,238
Retained earnings	7,271	2,798
Total shareholders' investment	30,236	25,363
	$87,801	$92,213

The accompanying notes are an integral part of these consolidated financial statements.

Featherlite, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003
( In thousands, except per share data)
	2005	2004	2003
Net sales	$225,284	$216,520	$180,144
Cost of sales	190,896	182,678	156,940
Gross profit	34,388	33,842	23,204
Selling and administrative expenses	25,070	25,243	20,595
Restructuring charge (credit) (Note 5)	-	-	(222)
Income from operations	9,318	8,599	2,831
Other income (expense):
Interest expense	(2,686)	(2,304)	(2,466)
Other income, net	112	172	129
Total other expense	(2,574)	(2,132)	(2,337)
Income before taxes	6,744	6,467	494
Income tax (provision) benefit	(2,316)	(1,658)	106
Minority interest in subsidiary loss	45	81	105
Net income	$4,473	$4,890	$705
Net income per share -basic	$0.41	$0.45	$0.07
-diluted	$0.38	$0.42	$0.06

Consolidated Statements of Shareholders' Investment
For the years ended December 31, 2005, 2004 and 2003
(In thousands)
	---Common Stock---			Retained Earnings (Deficit)
	Outstanding Shares*	Amount	Additional Paid-in Capital
Balance, December 31, 2002	9,802	$16,595	$4,157	$(2,797)
Common stock issued upon
conversion of subordinated
promissory note and interest	992	1,619
Fair value of stock options issued			13
Net income for the period				705
Balance, December 31, 2003	10,794	$18,214	$4,170	$(2,092)
Fair value of stock options issued			43
Exercise of stock options	71	113
Tax benefit of stock options exercised			25
Net income for the period				4,890
Balance, December 31, 2004	10,865	$18,327	$4,238	$2,798
Fair value of stock options issued			57
Exercise of stock options	156	235
Tax benefit of stock options exercised			108
Net income for the period				4,473
Balance, December 31, 2005	11,021	$18,562	$4,403	$7,271
* Restated to reflect 3 for 2 stock split in May 2005
The accompanying notes are an integral part of these consolidated financial statements.

Featherlite, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003 (In thousands)
	2005	2004	2003
CASH FLOWS FROM (USED FOR )OPERATING ACTIVITIES:
Net income	$4,473	$4,890	$705
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	2,322	2,339	2,536
Fair value of stock options issued	57	43	13
Non-cash restructuring (credit)	-	-	(222)
Grant income	(15)	(15)	(15)
Minority interest (decrease)	(45)	(81)	(105)
Provision for deferred income taxes	(135)	65	-
Tax benefit of stock options exercised	108	25	-
Loss (gain) on sales of property	214	(21)	(45)
Changes in current operating items
Receivables, net	(2,397)	1,252	(85)
Refundable income taxes	160	286	346
Amortization of prepaid advertising	146	162	117
Inventories	5,882	(6,387)	3,071
Leased promotional trailers	514	(229)	535
Prepaid expenses	353	(45)	13
Trade accounts payable	61	960	(164)
Motorcoach shell costs payable	(4,135)	758	863
Accrued liabilities	(907)	2,987	(1,881)
Customer deposits	134	85	1,296
Net cash from operating activities	6,790	7,074	6,978
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
Purchase of the Sanford, Florida facility	(1,006)	(106)	-
Purchases of other property and equipment	(2,159)	(1,934)	(997)
Proceeds from sale of equipment	373	158	142
Net cash used for investing activities	(2,792)	(1,882)	(855)
CASH FLOWS FROM (USED FOR )FINANCING ACTIVITIES
Repayments on trade creditors repayment plan	-	(2,064)	(2,620)
Proceeds from wholesale financing and other notes payable	28,861	19,373	6,872
Repayments of wholesale financing and other notes payable	(32,045)	(20,026)	(9,802)
Proceeds from bank line of credit	235,659	224,845	193,191
Repayments of bank line of credit	(237,484)	(227,056)	(193,536)
Change in checks issued not yet presented	1,519	824	668
Proceeds from borrowings for purchase of Sanford, Florida facility	5,280	-	-
Settlement of Sanford, Florida facility lease obligation	(4,434)	-	-
Proceeds from other long-term debt	42	524	983
Repayments of other long-term debt	(1,765)	(1,810)	(2,022)
Proceeds from issuance of common stock for options	235	113	-
Proceeds from capital contributions of FCC minority shareholders	46	91	98
Net cash used for financing activities	(4,086)	(5,186)	(6,168)
Net cash increase (decrease) for period	(88)	6	(45)
Cash, beginning of period	179	173	218
Cash, end of period	$91	$179	$173
See Note 13 for supplemental and non-cash disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

Featherlite, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Featherlite, Inc. is engaged in the manufacture and distribution of various types of specialty trailers and luxury motorcoaches as well as related parts, accessories and services. Specialty trailers are manufactured at facilities in Iowa, while luxury motorcoaches are manufactured in Florida. The Company’s Oklahoma motorcoach manufacturing location was closed in 2001; the Company reopened this facility as a motorcoach resale and service center in October 2003 (see Note 5). Trailers are primarily sold to authorized dealers throughout the United States and Canada. Terms and conditions for business are defined by standard agreements with each authorized dealer. Luxury motorcoaches are sold directly to end-user customers. Featherlite Aviation Company, a wholly owned subsidiary, is involved in the purchase and resale of used business class aircraft, but has not had any purchases or sales of aircraft in 2005, 2004 or 2003. Featherlite Chemicals Holdings, LLC, a wholly owned subsidiary, owns a 51 percent interest in Featherlite Chemicals, LLC (FCC) that was formed and began operations in 2003 to market and sell car care products as discussed in Note 4.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Featherlite, Inc., and its wholly owned subsidiaries, Featherlite Aviation Company and Featherlite Chemicals Holdings LLC, which are referred to herein as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Statement Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates are used for such items as: valuation of used trailer and motorcoach inventory, depreciable lives of property and equipment, allowance for doubtful accounts, and reserves for obsolete and excess inventory, warranty and self-insurance. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Actual results could differ from these estimates.

Concentrations: The Company purchases all of its motorcoach shells for conversion from one supplier. The purchases represented approximately 10%, 10%, and 9% of consolidated cost of sales for the years ended December 31, 2005, 2004 and 2003, respectively. Although there are a limited number of manufacturers of motorcoach shells, management believes that other suppliers could provide similar shells on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Also, aluminum purchases were approximately 15% of consolidated cost for sales in the year ended December 31, 2005. Aluminum is available from multiple suppliers.

Receivables: Receivables are stated net of an allowance for doubtful accounts of $353,000 and $465,000 at December 31, 2005 and 2004, respectively. Provisions for bad debts of $29,000, $312,000 and $49,000 were charged to selling and administrative expenses in 2005, 2004 and 2003, respectively. Management continuously assesses the collectibility and established reserves and writes off accounts as necessary, based on factors that include customer creditworthiness, past payment history and the progress of collection efforts. Accounts are typically considered delinquent when they are not paid within invoice payment terms.

Inventories: Inventories are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market and includes materials, labor and overhead costs. There were no general and administrative costs charged to inventory in 2005 or 2004.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which is effective for the company on January 1, 2006. The standard amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Raw materials consist of the cost of materials required to produce trailers and complete motorcoach conversions and to support parts sales and service. Work in process consists of costs related to materials, bus conversion shells, labor and overhead related to the production process. Abnormal amounts of idle facility costs, freight handling costs and spoilage are expensed as incurred.

Inventories were as follows at December 31, 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$7,438	$7,491
Work in progress	13,886	15,362
Finished trailers and motorcoaches	21,536	23,750
Used trailers and motorcoaches	12,854	15,127
Total	$55,714	$61,730

In 2005 and 2004, the Company evaluated the carrying value of its motorcoach inventories and recorded total charges of $0.3 million and $0.5 million, respectively, to cost of sales to reduce the carrying cost of this inventory to its estimated net realizable value.

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

Property and Equipment: Property and equipment are stated at cost, while repair and maintenance items and equipment costing less than $500 are charged to expense as incurred. Depreciation is provided for financial reporting purposes using straight-line methods over estimated useful lives of 31 to 39 years for buildings and improvements, 15 years for land improvements and 5 to 7 years for machinery and equipment. Management periodically reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing the review for recoverability, management estimates the non-discounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

Revenue Recognition: The Company generally recognizes revenue from the sale of trailers and motorcoaches when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailer or motorcoach has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer or motorcoach until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailer or motorcoach, issue its Manufacturer’s Statement of Origin (MSO), invoice the customer under normal billing and credit terms and hold the trailer or motorcoach and related MSO for a short period of time, as is customary in the industry, until pick-up or delivery and receipt of payment. Products are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is normally required except in unusual circumstances.

Revenue from sales of parts is recognized when the part has been shipped. Revenue from the delivery and servicing of trailers and motorcoaches is recognized when the service is completed. Revenues related to shipping and deliveries are included as a component of net sales and the related shipping costs are included as a component of cost of sales. Revenues related to financing and extended warranty referral fees are recognized at the time the related unit sale is recognized.

Stock-based Compensation: The Company has a stock option plan for directors, officers and key employees. In December 2004, the Financial Accounting Standards Board (FASB) released its final revised standard, Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments. SFAS 123(R) requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We have no outstanding liability based service awards. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as is currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Adoption of SFAS 123(R) is required for annual periods beginning after December 15, 2005. We adopted the fair value based method of SFAS 123 in January, 2003 through the provisions allowed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The adoption of SFAS 123(R) in the third quarter of 2005 did not have a material impact on our consolidated financial position, results of operations, or cash flow. For more information on the Company’s stock-based compensation, see Note 11 to these consolidated financial statements.

The following table illustrates the effect on net income and net income per common share for the years ended December 31, 2005, 2004 and 2003, as if the Company had applied SFAS No. 123(R) in those years:

	2005	2004	2003
Net income (000’s)
As reported	$4,473	$4,890	$705
Stock based compensation expense included in reported net income, net of related tax effects	57	43	13
Stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(57)	(66)	(64)
Pro forma net income	$4,473	$4,867	$654
Basic net income per share
As reported	$0.41	$0.45	$0.07
Pro forma	0.41	0.45	0.07
Diluted net income per share
As reported	$0.38	$0.42	$0.06
Pro forma	0.38	0.42	0.06

The fair value of each option has been estimated at the grant date using the Black-Sholes option pricing model. The expected term is based on past exercise and termination behavior. Volatility is determined using a sufficient number of historical price observations of the Company’s stock. The risk free rate is based on the implied yield of a United States Treasury security with a remaining term equal to the expected remaining term of the option. The following assumptions were used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Weighted average fair value of options granted during the year	$3.20	$2.39	$0.75
Dividend Rate	0%	0%	0%
Price Volatility 5 year options			71.3%
Price Volatility 10 year options	70.8%	70.2%
Risk-free interest rate-5-year options			2.7%
Risk-free interest reate-10-year options	4.0%	3.9%
Expected life-5 year options			5 yrs
Expected life-10 year options	10 yrs	10 yrs

Income Taxes: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 6 to these consolidated financial statements.

Comprehensive Income or Loss: The Company has no comprehensive income or loss items.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no affect on net income or stockholders’ investment as previously reported.

New Accounting Pronouncements:

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which is effective for the company on January 1, 2006. The standard amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Effective January 1, 2003, the Company early adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, in accounting for its stock options plans using the modified prospective application. The Company would have otherwise been required to adopt SFAS No, 123(R) on October 1, 2005. The Company has elected to use the Black-Scholes method to determine the fair value of its options. The amount of stock-based compensation expense reported for fiscal year 2005 was $58,000.

In December 2004, the FASB issued FASB No. 153, Exchange of Nonmonetary Assets (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS 153 at the beginning of Fiscal 2006 and does not anticipate that it will have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004.  FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.  The Company expects that substantially all of its net income will be “qualified production activities income” when calculating the deduction.

Note 3. Other Assets

Other assets consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Aircraft held for resale	$2,340	$2,580
Deposits	532	717
Leased promotional trailers	242	637
Advertising and promotion	85	174
Deposit on building repurchase	-	106
Other	-	38
Total	$3,199	$4,252

Aircraft Held for Resale: The Company is a licensed aircraft dealer and markets used business-class aircraft. At December 31, 2005 and 2004, the Company owned one used aircraft. Aircraft purchased for resale are stated at the lower of cost or estimated net realizable value. The Company periodically evaluates the aircraft’s net realizable value based on sales of comparable aircraft and, if necessary, reduces the carrying value. Net realizable value is affected by engine time, avionics on the aircraft and fluctuations in market demand. During 2005, 2004 and 2003, the Company wrote down the aircraft by $240,000, $232,000 and $480,000, respectively, with charges to corporate selling and administrative expenses to reflect declines in its estimated market value.

Deposits: The Company has deposits on motorcoach shells in the amount of $320,000 at December 31, 2005 and 2004. The motorcoach shell manufacturer will hold these deposits as long as the Company holds motorcoaches on a consignment basis as discussed in Note 7. The Company also has other deposits with its workers compensation administrators and others in the amount of $212,000 and $397,000 at December 31, 2005 and 2004, respectively.

Leased promotional trailers: Leases of promotional trailers beyond one year are classified as long-term as discussed in Note 2.

Advertising and promotion: The Company exchanged trailers and coaches primarily for promotional and advertising services of an equivalent value. These contracts were capitalized at the cost basis of the inventory exchanged. These agreements, including those classified as prepaid expenses of $154,000 and $131,000 at December 31, 2005 and 2004, respectively, are being expensed as incurred. Advertising expense was $146,000 in 2005, $162,000 in 2004, and $117,000 in 2003.

Deposits on building repurchase: The Company had made deposits totaling $106,000 at December 31, 2004 with GE Commercial Finance Business Property Corporation (GE Commercial) in connection with securing a mortgage to repurchase the Sales and Service Center in Sanford, Florida that was being leased. These deposits were applied against closing and other costs related to this repurchase when it was completed on January 21, 2005, as discussed further in Note 7 to consolidated financial statements.

Note 4. Investment in Featherlite Chemicals LLC (FCC)

During the years ended December 31, 2005, 2004 and 2003, the Company paid $48,000, $108,000 and $89,000 respectively, as capital contributions to FCC. The Company has evaluated the guidance in EITF 96-16 “Investor’s Accounting for an Investment” as it pertains to FCC and determined that consolidation is appropriate. Therefore, the accounts of FCC are consolidated with the accounts of Featherlite. The principal business activity of FCC is to market and sell car care products manufactured by Benbow Chemical Packaging, Inc. (the 49 percent minority owner) under the Featherlite Car Care brand name and a NASCAR license agreement. At December 31, 2005, the capital contribution of the owners exceeded the operating losses of FCC by $8,700. The minority interest’s share of that excess was $4,300 at December 31, 2005. At December 31, 2004, the capital contribution of the owners exceeded the operating losses of FCC by $5,900. The minority interest’s share of that excess was $2,900 at December 31, 2004. Featherlite Chemicals has discontinued operations in 2005 and no further capital contributions by the Company or Benbow are expected to be necessary.

Note 5. Restructuring Credit

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

Note 6. Income Tax Matters

The statutory Federal income tax (provision) benefit rate is reconciled to the effective income tax (provision) benefit rate as follows for years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Statutory Federal income tax (provision) benefit rate	(34.0%)	(34.0%)	(34.0%)
(Increase) decrease in rate arising from
State income taxes, net of
Federal income tax effect	(2.0)	(2.3)	(15.7)
Valuation allowance decrease	-	12.7	91.0
Benefit from production deduction	1.0	-	-
Benefit from sale of Nashua facility	3.1	-	-
Non-deductible expenses	(2.4)	(1.7)	(23.6)
Effective tax (provision) benefit rate	(34.3%)	(25.3%)	17.7%

The components of the (provision) benefit for income taxes for the years ended December 31 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Current
Federal	$(2,251)	$(1,443)	$200
State	(200)	(150)	(94)
	$(2,451)	$(1,593)	$(106)
Deferred	135	(65)	-
Total	$(2,316)	$(1,658)	$106

Deferred tax assets and liabilities consist of the following components as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Current deferred tax asset
Accrued expenses	$961	$799
Accrued warranty expenses	455	464
Inventory allowances	350	367
Receivable allowances	66	98
State tax loss carryforward	16	75
Prepaid expenses	(519)	(528)
Total current deferred tax asset	$1,329	1,275
Deferred tax liabilities
Depreciation	$(1,259)	$(1,340)
Net deferred tax (liability) asset	70	(65)
Valuation allowance	$-	$-

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

At December 31, 2005 and 2004, the Company had refundable income taxes of $337,000 and $497,000, respectively, resulting from excess deposits on estimated taxable income. At December 31, 2005 and 2004, the Company has no Federal net operating loss carryforwards, but has carryforwards of $1,872,000 and $405,000, respectively, available to offset state income taxes in certain states.

The Company’s Federal income tax returns for the years 2002 and 2003 are currently under examination.

Note 7. Financing Arrangements

Wholesale Financing and Other Notes Payable: At December 31, 2005 and 2004, wholesale financing and other notes payable consist of the following (in thousands):

	2005	2004
GE Commercial Distribution Finance Company (GE) wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime ( 7.25% and 5.25% at December 31, 2005 and 2004); secured by the financed motorcoaches and other assets of the Company	$17,447	$19,426
Regions Bank (Regions) floor plan financing agreement, monthly interest at the prime rate plus 0.5% (7.75% and 5.75% at December 31, 2005 and 2004); secured by financed Foretravel motorcoaches and Coachmen trailers	662	1,880
Note payable with an insurance premium finance company	814	800
	$18,923	$22,106

The motorcoach wholesale financing agreement with GE, which originated in 1997, provides for a $25 million line of credit to finance completed new and used motorcoaches held in inventory. At December 31, 2005, the aggregate loan value of eligible coaches under this financing agreement was $17.7 million and $17.4 million was borrowed and outstanding. As a result, $0.4 million currently available and an additional $7.2 million is available for future purchases, for a total of $7.6 million. Amounts borrowed are limited to 90% of the cost of eligible new inventory and 70% of the defined value of eligible used inventory. On February 22, 2005, the agreement was amended as follows: (i) there will be a 1.5% per month reduction in amounts borrowed on a used coach when it has been financed more than 360 days and all financing will be due in full on day 720; (ii) after 360 days, new units will be converted to used financing at an advance rate of 70 percent versus 90 percent and a 1.5% per month curtailment will begin on day 721 until day 1,080 when all financing on the unit will be due in full and (iii) the financial covenants in the agreement were modified to conform in all material respects to those contained in the Company’s lending agreement with U.S. Bank. The agreement requires certain covenants, which are summarized in the table below. The Company was in compliance with these covenants in 2005. This agreement is subject to cancellation by GE at any time and the Company may cancel at anytime without penalty.

In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, Birmingham, Alabama, to provide up to $3.0 million of wholesale financing for 100 percent of the cost of new motorcoaches purchased by the Company from Foretravel, Inc. for resale. In December 2005 this agreement was amended to reduce the available line from $3.0 million to $2.0 million to be in line with the Company’s reduced need to finance Foretravel motorcoaches. The outstanding balance at December 31, 2005 was $0.7 million, leaving $1.3 million available to borrow for new purchases. The agreement requires, among other covenants, a minimum current ratio of 1.2:1 and a leverage ratio of 5:1 or less. The Company was in compliance with these covenants at December 31, 2005.

Line of Credit and Term Notes: In December, 2004, the 2002 Amended and Restated Loan Agreement (Agreement) with U.S. Bank was further amended to provide financing in an aggregate amount of $27.8 million (previously $24.2 million), including a $17 million (previously $14 million) asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and a $2.7 million term loan for new equipment purchases. This amended Agreement is for the period ending October 31, 2008 with annual interest accruing on outstanding balances at the prime rate, which is 7.25% at December 31, 2005 and 5.25% at December 31, 2004. Advances under the revolving credit commitment range from 70 to 85 percent on eligible accounts receivable and from 30 to 70 percent on eligible inventory. As of December 31, 2005, the credit facility had outstanding borrowings of $2.4 million, outstanding irrevocable standby letters of credit of $2.6 million and remaining borrowing availability of $12.0 million. Repayment of advances on the new equipment term note ($376,000 as of December 31, 2005) are made monthly based on a 60 month amortization from the time the advance is made, with the unpaid balance due on October 1, 2008, unless otherwise extended. The Agreement requires the Company to notify the Bank of material adverse changes in its operations and financial condition, among other matters, and to comply with the financial covenants summarized in the table that follows. As of December 31, 2005, the Company was in compliance with these covenants.

Following is a summary of the Company’s quarterly and year-end restrictive financial covenants of its lenders, as defined by the underlying agreements (including those with U.S. Bank and GE as revised):

Financial Covenant	Lender	Covenant	December 31, 2005 Actual
Minimum Consolidated Fixed Charge Ratio	U.S. Bank & GE	1.2:1	1.25:1
Maximum Liabilities to Tangible Net Worth Ratio	U.S. Bank & GE	4.25:1	1.99:1
Minimum Annual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	U.S. Bank &GE	$6,500	$11,764
Maximum Annual Capital Expenditures	U.S. Bank & GE	$8,000	$7,646
Maximum Leverage Ratio	Regions	5:1	1.10:1
Minimum Current Ratio	Regions	1.20:1	1.56:1

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

Checks Issued Not Yet Presented: In connection with the U.S Bank line of credit, the Company has a controlled disbursement bank account. Deposits are applied to reduce the outstanding balance on the line of credit and advances from the line of credit are used to pay the checks issued when they are presented to the bank for payment. As of December 31, 2005 and 2004, there was $4.4 million and $2.9 million, respectively, of checks that had been issued but not yet presented for payment.

Other Long-Term Debt: Other long-term debt consisted of the following at December 31, 2005 and 2004 (in thousands):
	2005	2004
U.S. Bank term notes payable; interest at prime (7.00% at December 31, 2005 and 5.25% at December 31, 2004) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 is due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$4,212	$5,505
Capitalized lease of Florida real estate; payable in monthly installments of $50,000 through July 31, 2007; lease terminated in January 2005 and replaced with mortgage debt. See discussion below.	-	4,434
GE Commercial Finance Business Property Corporation, mortgage on Sanford, Florida property; interest rate fixed at 6.49%; payable over twelve years with monthly principal and interest payments of $53,000, through January 21, 2017.	5,031	-
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,606	2,749
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	110	103
Total	11,959	12,791
Less current maturities	(1,791)	(1,699)
	$10,168	$11,092

Capitalized leases: In July 2002, GBNM Partnership purchased the Company’s sales and service center in Sanford, Florida for $5.0 million. The Company then entered into an agreement with GBNM Partnership to lease the Sanford facility beginning August 1, 2002 for an initial term of 7 years plus a 3 year renewal option, at a rental rate of $50,000 per month for the first 5 years. Since the Company has an option to repurchase this facility for $5.4 million on August 1, 2005, this has been recorded as a sale/leaseback financing transaction. No gain or loss was recognized on this transaction and the carrying cost of the property ($5.1 million) and annual depreciation expense remained unchanged. On January 21, 2005, the Company terminated this lease and exercised its option to repurchase this facility for $5.3 million. This purchase was financed with a mortgage in approximately that amount from GE Commercial Finance Business Property Corporation. The Company also leases a delivery vehicle for a period of 4 years with an aggregate carrying cost of $50,000 which is being depreciated over a 5 year period, a vehicle for a period of 4 years with an aggregate carrying cost of $60,000 which is being depreciated over a 3 year period and a data collection system for a period of two years with an aggregate carrying cost of $46,000 which is being depreciated over a 7 year period.

Annual maturities of other long-term debt, including the capitalized leases, during the five years subsequent to December 31, 2005 and thereafter are as follows (in thousands):

Year	Amount
2006	$1,791
2007	3,931
2008	2,214
2009	394
2010	411
Thereafter	3,218
Total	$11,959

Note 8. Commitments and Contingencies

Inventory Repurchase Arrangements: Pursuant to dealer inventory floor plan financing arrangements, the Company may be required, in the event of default by a financed dealer, to purchase certain repossessed products from the financial institutions or to reimburse the institutions for unpaid balances including finance charges, plus costs and expenses. The Company was contingently liable under these arrangements for a maximum amount of $18.7 million and $15.0 million at December 31, 2005 and 2004, respectively. The Company has been required to repurchase $0, $0, and $38,000 in 2005, 2004 and 2003, respectively, from financial institutions due to the default of dealers. In the opinion of management, no reserve is required for this contingency because the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been sold to other dealers with little or no loss. The Company has no motorcoach dealers and, accordingly, has no repurchase obligation with respect to motorcoaches.

Self Insurance: The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual exposure under these programs varies as follows: For health claims there is an annual stop loss limit of $150,000 per claim but no aggregate loss limit. For workers compensation claims there is a $250,000 occurrence limit and an aggregate limit of $2.2 million. At December 31, 2005, $2.0 million was accrued for estimated incurred but not reported and unpaid claims, including $1.5 million for workers compensation claims and $547,000 for health claims. The Company has obtained irrevocable standby letters of credit in the amount of $2.6 million in favor of the workers’ compensation claims administrators to guarantee settlement of claims. These letters of credit have reduced the amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 7 to these consolidated financial statements.

Operating leases: The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rental expense under these operating leases for the years ended December 31, 2005, 2004, and 2003, was approximately $1.4 million, $1.3 million and $1.3 million, respectively. The approximate annual minimum future lease payments under these operating leases for the five years subsequent to December 31, 2005 and thereafter, are as follows (in thousands):

Year	Amount
2006	$1,216
2007	840
2008	409
2009	278
2010	277
Thereafter	69
Total	$3,089

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

Aluminum and other purchase commitments: The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2006. In prior years the Company had obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At December 31, 2005, the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $3.1 million in 2006.

Warranty: The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities as described in Note 2 to these consolidated financial statements. Following is a summary of the changes in these liabilities during the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Balance beginning of year	$1,221	$1,225
Provision for units sold during period	1,549	1,803
Claims paid during the period	(1,572)	(1,807)
Balance end of year	$1,198	$1,221

Note 9. Employee Retirement Savings Plan

The Company sponsors a 401(k) employee retirement savings plan, which covers substantially all employees after one year of employment. The Company may annually elect to match a portion of the each employee’s contributions and has elected to match a portion of the contributions in years ended December 31, 2005 and 2004. The Company’s contribution to the plan was $199,000 and $389,000 for the years ended December 31, 2005 and 2004, respectively. No matching contribution was made for the year ended December 31, 2003.

Note 10. Related-Party Transactions

The Company recorded sales of approximately $6.4 million, $7.8 million, and $6.7 million in 2005, 2004, and 2003, respectively, to certain Featherlite dealers and Featherlite Credit Corporation, which are entities owned by majority shareholders and executives of the Company. These sales were made at the same prices offered other Featherlite dealers. The Company has no repurchase commitments to these entities. However, the Company purchased trailers and motorcoaches that were previously leased to third parties from Featherlite Credit Corporation and resold them to unrelated customers. These purchases aggregated $1,128,000, $529,000, and $908,000 in 2005, 2004 and 2003, respectively, and were resold for $1,193,000, $575,000 and $947,000 respectively. Featherlite Credit Corporation reimbursed the Company $98,000, $91,000, and $89,000 for salaries and other costs paid by the Company in 2005, 2004, and 2003, respectively. The Company had receivables from these related parties of $142,000 at December 31, 2005 and $102,000 at December 31, 2004, with terms of net thirty days.

The Company leases equipment from certain shareholders and executives and Clement Properties, an entity owned by the majority shareholders of the Company during current and prior periods. Payments related to these leases totaled $111,000 in 2005, $86,000 in 2004, and $84,000 in 2003 with $323,000 remaining to be paid in monthly installments ending at varying dates in 2008. During 2004 and 2003, the Company also leased various aircraft from certain shareholders. Payments for leased aircraft totaled $6,100 in 2004 and $11,000 in 2003. There were no aircraft leases from shareholders in 2005.

In 2001, the Company agreed to pay $303,000 to Clement Properties, for costs incurred related to the acquisition and development of land for a sales and service center in North Carolina. The Company decided not to lease this property and agreed to pay this amount to be released from this obligation. This amount, without interest, was paid in equal monthly installments over a three year period that ended in December 2004, with $105,000 and $108,000 paid in 2004 and 2003, respectively.

In 2003, the Company entered into a Master Sales Agreement with Universal Luxury Coaches, LLC (ULC) under which ULC will purchase from Featherlite up to 20 Featherlite Vantare and Featherlite Vogue motorcoaches over a one year period at market prices. ULC is a related party controlled by executive officers and majority shareholders of the Company. ULC received approval by Florida’s Department of Business & Professional Regulators to sell timeshares of luxury coaches and will purchase motorcoaches exclusively from Featherlite as the timeshare units are sold. Featherlite has agreements with ULC to lease it office space and to provide service work on the ULC motorcoaches. During 2005, 2004 and 2003, ULC purchased six motorcoaches and various services from the Company in an aggregate amount of $0, $141,000 and $3.6 million, respectively. The Company had receivables of $0 and $3,200 from ULC at December 31, 2005 and 2004, respectively, with terms of net thirty days. In 2004, the state of Florida rescinded ULC’s right to sell timeshares and ULC has ceased doing business.

In 2003, the Company purchased a used motorcoach from Clement Enterprises, LLC, a company owned by the President and CEO of the Company, at its estimated fair market value of $600,000. This motorcoach was then resold to ULC by the Company for $630,000. In 2004, the Company leased this motorcoach back from ULC under the terms of an operating lease for a ten month period ending December 31, 2004 with a total rental payment of $120,000. This motorcoach was being used by a third party for sales promotion purposes. During 2005, the Company purchased a motorcoach from Clement Enterprises at its estimated fair market value for $361,000. This coach was then resold by the Company to a third party for $380,000. During 2005 Clement Enterprises also purchased various services from the Company in the aggregate amount of $39,300 and the Company had a receivable of $24,500 at December 31, 2005 with terms of net thirty days relating to these services.

Note 11. Shareholders’ Investment

Capitalization: The Company’s authorized capital is 40 million shares of no par common stock and 10 million shares of undesignated stock. No shares of undesignated stock are outstanding and no rights or preferences have been established for these shares by the Board of Directors. In May 2005, the Board of Directors approved a resolution to split the outstanding shares on a three for two basis. This increased the number of issued and outstanding shares by 3.6 million shares. All prior year shares and per share amounts have been restated to reflect the effect of this stock split.

Subordinated Convertible Promissory Note: On January 31, 2002, the Company received $1.5 million from a private investor in the form of a subordinated convertible promissory note and a warrant for 225,000 shares on the Company’s common stock. The maturity of the note and the holder’s option to convert the note into common stock was extended from December 31, 2002 to April 15, 2003 and then until October 15, 2003. The accrual of interest on the note at a rate of 6.5% per year ceased on April 15, 2003. On October 8, 2003, the holder of the note exercised the option to convert the note and accrued interest of $118,000 into common stock. The entire amount was converted to 991,971 shares of common stock at the daily average closing market price during the period from April 30, 2003 until October 31, 2002 at $1.632 per share according to the terms of the agreement. In 2002, the warrant was assigned a fair value of $95,000 using the Black-Sholes option pricing model. The face amount of the convertible note was reduced and paid-in capital increased by the fair value assigned to the warrant. This amount was amortized to interest expense in 2002 over the original term of the note that matured on December 31, 2002. The warrant may be exercised at any time before January 31, 2007 at a price of $1.33 per common share.

Stock Option Plans: At December 31, 1998, the Company reserved 1,650,000 shares of common stock for issuance as options under the Company’s 1994 Stock Option Plan (the 1994 Plan) until July 31, 2004, when the Plan terminated and the granting of options under this plan ended. At the annual meeting in June 2004, the shareholders approved the 2004 Equity Incentive Plan, which reserved 900,000 shares of common stock for issuance as options after that date. All options granted under the 1994 plan remain in effect until the expiration date specified when granted

Options may be granted to employees and directors at the discretion of the Board of Directors, which may grant either incentive stock options or non-statutory stock options. All options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant (110 percent for employees owning more than 10 percent of the outstanding stock on the date of grant). The options fully vest upon grant. They are non-transferable and expire at varying dates, but do not exceed ten years from date of grant. Options were granted during 2005, 2004 and 2003 with a fair value of $58,000, $43,000 and $13,000 as determined by the Black-Scholes option pricing model and were charged against selling and administrative expenses and additional paid in capital in 2005, 2004 and 2003, respectively. See Note 2 for a discussion of Black-Sholes pricing model assumptions.

A summary of the status of these Plans at December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is as follows:

2003	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,256,850	$1.73
Granted	18,000	1.25
Exercised	-	-
Forfeited or cancelled	(61,500)	4.39
Outstanding, end of year	1,213,350	1.59
Exercisable at end of year	1,064,700	1.57

2004
Outstanding, beginning of year	1,213,350	$1.59
Granted	18,000	3.05
Exercised	(70,650)	1.60
Forfeited or cancelled	(21,000)	3.23
Outstanding, end of year	1,139,700	1.58
Exercisable at end of year	1,124,700	1.58

2005
Outstanding, beginning of year	1,139,700	$1.58
Granted	18,000	4.07
Exercised	(156,000)	1.51
Forfeited or cancelled	-	-
Outstanding, end of year	1,001,700	2.43
Exercisable at end of year	1,001,700	2.43

At December 31, 2005, options outstanding have exercise prices ranging from $0.74 to $4.07. Following is a summary of exercise price ranges of the options outstanding at December 31, 2005:

	Options Outstanding	Average Exercise	Remaining
Exercise Price Range	And Exercisable	Price	Contractual Life
$0.00 to $1.99	899,700	$1.48	4.9
$2.00 to $2.99	31,500	2.03	1.4
$3.00 to $4.99	70,500	3.68	6.3
Total	1,001,700

Net Income Per Share: Following is a reconciliation of the weighted average shares outstanding used to determine basic and diluted net income per share for the years ended December 31, 2005, 2004, and 2003 (in thousands, except per share data):

	2005	2004	2003
Net income available to common shareholders	$4,473	$4,890	$705
Weighted average number of shares outstanding - basic	10,944	10,829	10,034
Dilutive effect of:
Stock Options	808	587	125
Convertible promissory note and interest	-	-	761
Warrants	148	130	30
Weighted average number of shares outstanding- diluted	11,900	11,546	10,950
Net income per share - basic	$0.41	$0.45	$0.07
Net income per share -diluted	$0.38	$0.42	$0.06

Stock options for 28,125 shares, 25,500 shares, and 111,000 shares, at December 31, 2005, 2004 and 2003, respectively, were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates and, accordingly, would be anti-dilutive, or decrease the number of weighted average shares. The numbers of shares above reflect adjustment for the May 2005 stock split.

Note 12. Segment Reporting

The Company follows SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two principal business segments that manufacture and sell trailers and luxury motorcoaches to many different markets, including recreational, entertainment and agriculture. “Corporate and other” in the table below includes the accounts of Featherlite Chemicals, LLC, unallocated aircraft operating costs, certain corporate officers’ salaries and other administrative costs in 2005 and 2004. The Company’s sales are not materially dependent on a single customer or small group of customers.

Management evaluates the performance of each segment based on income before taxes. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company allocates corporate selling and administrative expenses to each segment. No allocation is made of interest expense.

The following table shows the Company’s business segments and related financial information for the years ended December 31, 2005, 2004 and 2003 (in thousands):

2005	Trailers	Motorcoaches	Corporate and other*	Total
Revenues from external customers	$142,140	$83,016	$128	$225,284
Interest expense	368	1,629	689	2,686
Depreciation and amortization	1,128	653	541	2,322
Income (loss) before taxes *	9,537	947	(3,695)	6,789
Identifiable assets	39,080	44,555	4,166	87801
Capital expenditures	1,405	1,420	340	3,165
2004
Revenues from external customers	$128,426	$88,046	$48	$216,520
Interest expense	367	1,341	596	2,304
Depreciation and amortization	1,135	657	547	2,339
Income (loss) before taxes *	9,156	1,226	(3,834)	6,548
Identifiable assets	35,835	51,908	4,470	92,213
Capital expenditures	1,493	221	221	1,935
2003
Revenues from external customers	$102,265	$77,866	$13	$180,144
Interest expense	757	1,408	301	2,466
Depreciation and amortization	1,108	706	722	2,536
Income (loss) before taxes	4,458	(1,079)	(2,780)	599
Identifiable assets	29,997	51,220	5,376	86,593
Capital expenditures	652	259	85	996
* includes add back of minority interest in subsidiary loss of $45,000 in 2005 and $81,000 in 2004 to “Corporate and Other” loss before taxes.

Revenue attributed to geographic locations is based on the location of the customer. Geographic information is as follows (in thousands):

	2005	2004	2003
Revenues from unaffiliated customers
United States	$218,976	$212,161	$176,334
Canada and other regions	6,308	4,359	3,810
Consolidated	$225,284	$216,520	$180,144

Note 13. Supplemental Cash Flow Disclosures

Summarized below are the supplemental cash flow disclosures and the non-cash investing activities for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Supplemental disclosures:
Interest payments	$2,657	$2,191	$2,533
Income tax payments	2,201	1,864	477

Non-cash investing activities:
Trailers exchanged for advertising	113	122	-

FORM 10-K FOR FISCAL YEAR ENDED
DECEMBER 31, 2005
_________________________

FEATHERLITE, INC.

EXHIBIT NUMBER	DESCRIPTION
3.1	The Company’s Articles of Incorporation, as amended -- incorporated by reference to Exhibit 3.1 to Company’s 10-Q for the quarter ended March 31, 1998
3.2	The Company’s Bylaws, as amended -- incorporated by reference to Exhibit 3.2 to Company’s S-1 Registration Statement, Reg. No. 33-82564
4.1	Specimen Form of the Company’s Common Stock Certificate -- incorporated by reference to Exhibit 4.1 to Company’s S-1 Registration Statement, Reg. No. 33-82564
10.1	**1994 Stock Option Plan, including Form of Incentive Stock Option Agreement -- incorporated by reference to Exhibit 10.2 to Company’s S-1 Registration Statement, Reg. No. 82564
10.2	**Amendment to 1994 Stock Option Plan dated May 14, 1996 -- incorporated by reference to Exhibit 10.23 to Company’s 10-K for the fiscal year ended December 31, 1996
10.3	Industrial New Jobs Training Agreement between the Company and Northeast Iowa Community College -- incorporated by reference to Exhibit 10.10 to Company’s S-1 Registration Statement, Reg. No. 33-82564
10.4	Consignment Agreement dated January 31, 2002 between the Company and Prevost Car, Inc. -- incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001
10.5

Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated July 31, 2002 -- incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2002

10.6	Commercial Lease Between GBNM Partnership and the Company -- incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2003
10.7	Floor Plan Financing Agreement dated October 28, 2003 between the Company and Regions Bank -- incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2003
10.08

First Amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated February 18, 2003 -- incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2004

10.09

Second amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated September 26, 2003 -- incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2003

10.10

Third amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated April 14, 2004 -- incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004

10.11

Fourth amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated June 30 ,2004 -- incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004

10.12

Fifth amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated December 24, 2004 -- incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2004

10.13	Sixth amendment to Amended and Restated Loan Agreement Between U.S. Bank National Association and the Company dated November 17, 2005
10.14

Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation (formerly Deutsche Financial Services) and the Company dated October 6, 1997 -- incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2004

10.15

First Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated April 1, 1998 -- incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2004

10.16

Second Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated May 8, 1998 -- incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2004

10.17

Third Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated March 25, 2000 --incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2004

10.18

Fourth Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated September 25, 2000 --incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2004

10.19

Fifth Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated July 30, 2002 --incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2004

10.20

Sixth Amendment to Amended and Restated Agreement for wholesale financing between GE Commercial Distribution Finance Corporation and the Company dated February 22, 2005 --incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004

10.21

Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing dated January 21, 2005, made by the Company in favor of GE Commercial Finance Business Property Corporation -- incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004

10.22	The Company’s 2004 Equity Incentive Plan -- incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004
10.23

Form of the Company’s Incentive Stock Option Agreement under the Company’s 2004 Equity Incentive Plan -- incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2004

10.24

Form of the Company’s Nonqualified Stock Option Agreement under the Company’s 2004 Equity Incentive Plan -- incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004

10.25	Floor Plan Financing Agreement Dated December 19, 2005 Between the Company and Regions Bank.
10.26	Letter Agreement Between U.S. Bank National Association and the Company dated November 17, 2005
10.27	Retention Letter for James Wooley dated March 10, 2006.
21	Subsidiaries of the Company: State of Name Incorporation Featherlite Aviation Company Minnesota Featherlite Chemicials Holdings, LLC Delaware
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
23.2	Consent of Deloitte and Touche LLP
24	Powers of Attorney of directors -- included under the “Signatures” section of this Form 10-K
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

FEATHERLITE, INC.

SCHEDULE II - SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
			Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Year ended December 31, 2003
Allowance for doubtful accounts	365	49		102	312
Warranty accrual	1,431	1,349		1,555	1,225

Year ended December 31, 2004
Allowance for doubtful accounts	312	158		5	465
Warranty accrual	1,225	1,803		1,807	1,221

Year ended December 31, 2005
Allowance for doubtful accounts	465	29		141	353
Warranty accrual	1,221	1,549		1,572	1,198