Form 10-Q
period 2006-03-31
FEATHERLITE INC
filed 2006-05-10
CIK 928064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________
Commission File Number: 0-24804
Featherlite, Inc. (Exact name of registrant as specified in its charter)
Minnesota (State or other jurisdiction of incorporation or organization)	41-1621676 (I.R.S. Employer Identification No.)
Highways 63 and 9, P.O. Box 320, Cresco, IA 52136 (Address of principal executive offices)
563-547-6000 (Registrant's telephone number, including area code)
__________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the exchange act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ___   No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,060,160 shares as of May 10, 2006

Index

FEATHERLITE, INC.
INDEX
Form 10-Q
Quarter ended March 31, 2006

Index
Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)
	March 31,	December 31,
ASSETS	2006	2005
Current assets
Cash	$170	$91
Receivables	8,331	7,178
Refundable income taxes	337	337
Inventories
Raw materials	8,231	7,438
Work in process	13,641	13,886
Finished trailers/motorcoaches	20,885	21,536
Used trailers/motorcoaches	12,018	12,854
Total inventories	54,775	55,714
Leased promotional trailers	1,636	1,550
Prepaid expenses	1,412	1,820
Deferred tax asset	1,329	1,329
Total current assets	67,990	68,019

Property and equipment, net	16,555	16,583
Other assets	3,920	3,199
	$88,465	$87,801

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities
Wholesale financing and other notes payable	$15,963	$18,923
Current maturities of long-term debt	1,797	1,791
Checks issued, not yet presented	3,170	4,419
Motorcoach shell costs payable	4,358	3,142
Accounts payable	6,212	4,384
Accrued liabilities	9,183	8,194
Customer deposits	2,702	2,832
Total current liabilities	43,385	43,685
Long-term debt
Bank line of credit	2,419	2,418
Other long-term debt, net of current maturities	9,717	10,168
Total long-term debt	12,136	12,586
Deferred income taxes	1,259	1,259
Deferred grant income	27	30
Minority interest in subsidiary	5	5
Commitments and contingencies

Shareholders’ investment	31,653	30,236
	$88,465	$87,801

See notes to unaudited condensed consolidated financial statements

Index

Featherlite, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$60,433	$58,587
Cost of sales	51,156	48,835

Gross profit	9,277	9,752
Selling and administrative expenses	6,417	6,782

Income from operations	2,860	2,970
Other income (expense)
Interest	(644)	(631)
Other, net	34	28
Total other expense	(610)	(603)
Income before income taxes	2,250	2,367
Minority interest in subsidiary income	-	(11)
Provision for income taxes	(878)	(895)
Net income	$1,372	$1,461

Net income per share -
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

Average common shares outstanding-
Basic	11,040	10,879
Diluted	11,680	11,435

See notes to unaudited condensed consolidated financial statements

Index

Featherlite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash provided by (used for) operating activities
Net income	$1,372	$1,461
Depreciation and amortization	510	609
Other non cash adjustments, net	(17)	18
Changes in other working capital items, net	3,228	(1,616)
Net cash provided by operating activities	5,093	472

Cash provided by (used for) investing activities
Purchase of Sanford, Florida facility	-	(1,006)
Purchases of other property and equipment	(480)	(425)
Proceeds from equipment sales	87	36
Net cash used for investing activities	(393)	(1,395)

Cash provided by (used for) financing activities
Proceeds from wholesale financing/bank line of credit	78,722	67,492
Repayment of wholesale financing/bank line of credit	(81,379)	(67,052)
Borrowings for Sanford facility repurchase	-	5,280
Settlement of Sanford facility lease obligation	-	(4,435)
Repayment of other short-term debt	(302)	(297)
Repayment of other long-term debt	(468)	(387)
Proceeds from issuance of common stock upon exercise of options	55	88
Increase (decrease) in checks issued not yet presented	(1,249)	206
Net cash provided by (used for) financing activities	(4,621)	895

Net cash increase (decrease) for period	79	(28)
Cash balance, beginning of period	91	179

Cash balance, end of period	$170	$151

Supplemental disclosure, non-cash:
Trailers exchanged for advertising	$668	$-

See notes to unaudited condensed consolidated financial statements

Index

FEATHERLITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Featherlite, Inc. (“Company”) have been prepared, without audit, in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. The Company’s significant accounting policies with respect to these estimates are discussed more fully in its Annual Report on Form 10-K for the year ended December 31, 2005. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three month periods ended March 31, 2006 and 2005. The results of interim periods may not be indicative of results to be expected for the year.

The unaudited condensed consolidated financial statements include the accounts of Featherlite, Inc., and its wholly owned subsidiaries, Featherlite Aviation Company and Featherlite Chemicals Holdings, LLC (FCH). FCH owns a 51 percent interest in Featherlite Chemicals LLC, which discontinued operating activities in the fourth quarter of 2005.

Certain prior year information has been reclassified to conform to the presentation in the Company’s 2005 annual report on Form 10-K. These reclassifications had no affect on net income or shareholders’ investment as previously reported.

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005
Aircraft held for resale	$2,340	$2,340
Deposits	532	532
Leased promotional trailers	389	242
Advertising and promotion	659	85
Total	$3,920	$3,199

There were no aircraft purchases or sales during the three-month periods ended March 31, 2006 and 2005. The aircraft is recorded at its estimated net realizable value. The Company did not record any market value write-down on the aircraft as the market for used business class aircraft has stabilized.

Advertising and promotion has increased as a result of the Company extending a sponsorship agreement through 2012 and the recording of certain obligations and benefits related to the extension.

Index

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: At March 31, 2006 and December 31, 2005, wholesale financing and other notes payable consisted of the following (in thousands):

	2006	2005
GE Commercial Distribution Finance Company (GE) $25 million wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime (7.50% at March 31, 2006 and 7.00% at December 31, 2005); secured by financed motorcoaches and other assets of the Company	$15,358	$17,447
Regions Bank (Regions) $2 million floor plan financing agreement, monthly interest at the prime rate plus 0.5% (8.25% at March 31, 2006 and 7.75% at December 31, 2005); secured by financed motorcoaches and Coachmen trailers	93	662
Note payable with an insurance premium finance company	512	814
	$15,963	$18,923

At March 31, 2006, the Company was in compliance with the covenants contained in the financing agreements governing the above facilities and notes.

Line of Credit: Under the terms of a Revolving Loan and Security Agreement, the Company has a $17 million asset-based line of credit with U.S Bank. As of March 31, 2006 this credit facility had outstanding borrowings of $2.4 million, outstanding letters of credit of $2.3 million and remaining borrowing availability of $12.3 million. Advance rates are based upon 70-85% of the Company’s eligible accounts receivable and 30-70% of the Company’s eligible inventory. Interest is equal to the prime interest rate. The Company was in compliance with all of the covenants of this credit agreement, which also covers the term notes included in “other long-term debt” as of March 31, 2006.

Other Long-Term Debt: Other long-term debt consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
U.S. Bank term notes payable; interest at prime (7.50% at March 31, 2006 and 7.00% at December 31, 2005) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 then due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$3,874	$4,212
Mortgage note with GE Commercial Finance Business Property Corporation on Florida real estate, with a fixed annual interest rate of 6.49% and payable over a 12 year term by monthly principal and interest payments of $53,000.	4,953	5,031
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,568	2,606
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	119	110
Total	11,514	11,959
Less current maturities	(1,797)	(1,791)
	$9,717	$10,168

Index

Note 4: Commitments and Contingencies

Inventory Repurchase Agreements-Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from certain financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $18.2 million at March 31, 2006. During the three months ended March 31, 2006, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as may arise from time to time as a result of litigation or related settlements in the ordinary course of business.

Self Insurance- The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: for health claims there is an annual stop loss of $150,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At March 31, 2006, $1.4 million and $0.5 million was accrued for estimated unpaid workers compensation and health claims, respectively, and is classified in accrued liabilities in the unaudited condensed consolidated balance sheet. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.3 million in favor of the certain workers’ compensation claim administrators to guarantee settlement of claims they process. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

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

Aluminum and other purchase commitments- The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2006. In certain prior years the Company has obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At March 31, 2006, the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $5.1 million in 2006, which the Company expects to fulfill.

Warranty- The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to the consolidated financial statements included in the Company’s 2005 annual report on Form 10-K. Following is a summary of the changes in these liabilities during the three and month periods ended March 31, 2006 and 2005 (in thousands):

	--Three months--
	2006	2005
Balance beginning of period	$1,198	$1,221
Provision for units sold during period	489	423
Claims paid during the period	(377)	(397)
Balance, end of period	$1,310	$1,247

Operating leases- The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the three month periods ended March 31, 2006 and 2005 was $285,000 and $267,000, respectively. As of March 31, 2006, aggregate rental payments under these operating leases are estimated to be $1.1 million over the next 12 months.

Index

Note 5: Shareholders’ Investment

The components of shareholders’ investment are detailed as follows (in thousands):

	Mar. 31,	Dec. 31,
	2006	2005
Common Stock - without par value
Authorized 40,000 shares;
Issued 11,060 shares at Mar. 31, 2006
11,021 shares at Dec. 31, 2005	$18,607	$18,562
Additional paid-in capital	4,403	4,403
Retained earnings	8,643	7,271
Total Shareholders’ Investment	$31,653	$30,236

On April 9, 2005, the Board of Directors approved a three-for-two split of the Company’s common stock with a proportional increase in the number of issued and outstanding shares. All shares and per share amounts in this Form 10-Q have been restated to reflect the retroactive effect of the stock split.

On March 31, 2006, the Company cancelled 1,905 shares of common stock that had been issued in 1998 under the earn-out provision of the agreement to acquire the assets of Mitchell Motorcoach Company. The earn-out provision expired in 2001 and these shares remained unearned.

Note 6: Stock Option Plans

Under the Company’s 1994 Stock Option Plan (the 1994 Plan) the Company reserved 1,650,000 million shares of common stock for issuance as options until July 31, 2004 when the Plan terminated and the granting of options under the 1994 Plan ended. In 2004, the shareholders approved the 2004 Equity Incentive Plan, which reserved 900,000 shares of common stock for issuance as options after that date. All options granted under the 1994 Plan remain in effect until the expiration date specified when granted.

At March 31, 2006 and December 31, 2005, respectively, an aggregate of 960,951 options and 1,001,651 options were outstanding under these plans. These options were granted at prices ranging from $0.74-$4.07 per share, and are exercisable at various dates not to exceed 10 years from the date of grant. During the three month period ended March 31, 2006, options totaling 40,700 at an average price of $1.35 were redeemed with proceeds of $55,000 being received by the Company. There were no options granted or forfeited during the three month period ended March 31, 2006.

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

Index

Note 7: Net Income per Share

Following is a reconciliation of the weighted average shares outstanding, including the effect of the 3 for 2 stock split described in Note 5, which was used to determine basic and diluted net income per share for the three-month periods ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three months
	2006	2005
Net income	$1,372	$1,461
Weighted average number of basic shares outstanding	11,040	10,879
Dilutive effect of
Stock options	477	647
Warrants	163	146
Weighted average number of diluted shares outstanding	11,680	11,672
Net income per share - basic	$0.12	$0.13
Net income per share - diluted	$0.12	$0.13

A total of 0 shares and 57,000 shares at March 31, 2006 and 2005, respectively, were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

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

Information on business segment net sales, income (loss) before income taxes and identifiable assets are as follows for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Trailers	Motorcoaches	Corporate and other	Total
Three month period ended March 31,
2006
Net sales to external customers	$39,783	$20,650	$-	$60,433
Income (loss) before income taxes *	3,136	(114)	(772)	2,250
Identifiable assets	41,449	42,925	4,091	88,465
2005
Net sales to external customers	$37,711	$20,759	$117	$58,587
Income (loss) before income taxes *	3,197	285	(1,126)	2,356
Identifiable assets	39,683	49,155	4,479	93,317

*Minority interest in subsidiary income of $0 and $11 is included in “Corporate and Other” and in “Total” for the three months ended March 31, 2006 and 2005, respectively.

Index

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company's results of operations and financial condition for the three-month periods ended March 31, 2006 and 2005. The Company has rounded its results to the nearest $0.1 million increment in the narratives discussing the Company’s operating results.

Results of Operations

Three-month periods ended March 31, 2006 and 2005 (first quarter)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the first quarter ended March 31, 2006 and 2005:

CONSOLIDATED DATA	1st Quarter 2006 vs. 2005 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2006	2005
Net sales	$1.8	3.1	100.0%	100.0%
Gross profit	(0.5)	(4.9)	15.4	16.6
Selling and administrative expenses	(0.4)	(5.4)	(10.6)	(11.6)
Interest expense	-	-	(1.1)	(1.1)
Other income (expense)	-	-	0.1	0.1
Income before income taxes	(0.1)	(4.9)	3.8	4.0
Provision for income taxes	-	-	(1.5)	(1.5)
Minority interest in subsidiary	-	-	-	-
Net income	$(0.1)	(6.1)	2.3%	2.5%

SEGMENT DATA	1st Quarter 2006 vs. 2005 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2006	2005
Net Sales
Trailers	$2.1	5.5	65.8%	64.4%
Motorcoach	(0.1)	(0.5)	34.2	35.4
Corporate and other	-	NM	-	0.2
Income before income taxes
Trailers	$(0.1)	(1.9)	5.2%	5.5%
Motorcoach	(0.4)	NM	(0.2)	0.5
Corporate and other	0.4	31.4	(1.3)	(1.9)
* NM means change not quantitatively significant

On a consolidated basis, the Company’s net income for the first quarter ended March 31, 2006 was $1.4 million or $0.12 cents per diluted share, compared with net income of $1.5 million, or $0.13 cents per diluted share for the first quarter of 2005. The lower first quarter net income results in 2006 were primarily a result of decreased gross profit in the motor coach division due to changes in the mix of new and used coach sales, partially offset by decreased operating expenses due to reduced bonus accruals compared to the same period of 2005.

Consolidated net sales for the first quarter of 2006 increased 3.1 percent ($1.8 million) to $60.4 million compared to net sales of $58.6 million for the first quarter of 2005. For the trailer segment, net sales of specialty trailers and transporters increased by 5.5 percent ($2.1 million) in 2006 compared to the first quarter of 2005 even though total unit sales in 2006 were flat compared to 2005. There were increases in unit sales in some product categories, while others decreased in unit volume. The increase in sales was the result of an increase in average net revenue per unit sold, which increased by 5.8 percent in 2006 compared to 2005. The average net revenue increase reflects primarily the favorable impact from the 4 percent price increase

Index

effective January 1, 2006 and the 4.5 percent aluminum surcharge effective January 17, 2006, as well as changes in product mix. Motorcoach segment net sales decreased by 0.5 percent ($0.1 million) in the first quarter of 2006 compared to the same quarter of 2005. New unit sales were unchanged and used unit sales increased by 5.6 percent. While total unit sales volume increased by 3.4 percent, the average net revenue per motorcoach unit sold in 2006 decreased by 3.3 percent compared with the same quarter of 2005. This was due to lower revenue per unit on new motorcoach sales.

Consolidated gross profit margin decreased by 4.9 percent ($0.5 million) to $9.3 million for the first quarter of 2006 from $9.8 million for the same quarter in 2005 as slightly increased gross profit in the trailer segment was more than offset by a decreased gross profit in the motorcoach segment. As a percentage of net sales, consolidated gross profit margin for the quarter was 15.4 percent in 2005 compared to 16.6 percent in 2005 due to increased material cost and lower average selling prices for new motorcoaches. Total trailer segment gross profit increased by less than $0.1 million in 2006, as increased material and other costs largely offset the increased net sales revenue. Trailer segment gross profit as a percent of sales decreased by 0.8 percentage points in the first quarter of 2006 compared to 2005. Motorcoach segment total gross margin decreased by $0.4 million in 2006, primarily the result of lower average selling prices and margins for new units compared to 2005. Motorcoach segment gross profit margin as a percentage of sales decreased by 2.1 percentage points in the first quarter of 2006 compared to 2005. In the first quarter of 2005, $0.1 million was contributed by the operations of Featherlite Chemicals, LLC, which was discontinued at the end of 2005.

Consolidated selling and administrative expenses decreased by $0.4 million (5.4 percent) in the first quarter of 2006, to $6.4 million from $6.8 million in the first quarter of 2005. As a percentage of sales, these expenses decreased to 10.6 percent in 2006 from 11.6 percent in 2005. Trailer segment expenses increased by $0.1 million compared to 2005 and motorcoach segment expenses decreased $0.1 million in 2006 compared to 2005. Corporate and other expenses decreased by $0.4 million in 2006 compared to the first quarter of 2005, primarily reflecting a reduced accrual of executive management performance bonuses and a market value write-down of the Company aircraft in 2005 that was unnecessary in 2006.

Consolidated interest expense increased by less that $0.1 million in the first quarter of 2006 compared to the same quarter in 2005 as higher interest rates in 2006 were offset by lower average borrowings. Other income, net, was unchanged in the first quarter of 2006 compared to the same quarter in 2005.

Minority interest in the Company’s 51 percent owned subsidiary’s income was $0 in the first quarter of 2006 compared to $11,000 in the same quarter in 2005. This amount represents the equity interest of the 49 percent minority owned share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating income of $0 for the first quarter of 2006 compared to income of $24,000 in 2005. This activity has been discontinued due to lack of profitable operations at the end of 2005.

Consolidated income before taxes (IBT) decreased by approximately $0.1 million in the first quarter of 2006 to $2.3 million compared to $2.4 million the same quarter in 2005. This decrease in 2006 compared to 2005 reflects decreases of less than $0.1 million and $0.4 million in trailer and motorcoach segment IBT, respectively, offset by a decrease of $0.3 million in corporate and other expenses for the reasons discussed above.

Income tax provision rates of approximately 39 and 38 percent were used in 2006 and 2005, respectively, reflecting the federal corporate tax rate and effective state tax rates estimated for each year. A higher rate is being used for 2006 because of the reduced availability of state loss carryforwards were used previously.

Outlook

The Company remains cautiously optimistic about the level of sales for the remainder of 2006. At March 31, 2006, the trailer order backlog was $16.3 million compared to $18.1 million at December 31, 2005 and $12.0 million at March 31, 2005. At March 31, 2006, the motorcoach backlog was $1.1 million compared to $2.3 million at December 31, 2005 and $5.7 million at March 31, 2005. While trailer backlog has decreased slightly from December 31, 2005, order levels have remained strong in 2006. The motorcoach backlog has decreased from both December 31, 2005 and March 31, 2005 levels. While fluctuations in motorcoach backlog and inventory levels will occur with variations in customer preferences in buying completed coaches rather than ordering custom coaches for future delivery, management expects that demand for new coaches during the remainder of 2006 to be similar to the demand experienced in 2005. If the rise in gasoline prices or other future events harm the general economy, the Company may experience reduced demand for its products. There is continuing focus by the

Index

Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to meet management’s expectations.

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

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the three months ended March 31, 2006, the Company’s operating activities provided net cash of $5.1 million, as net income and non-cash depreciation and amortization charges provided $1.9 million and working capital changes provided $3.2 million. At March 31, 2006, the Company had approximately $14.2 million available to borrow under its credit lines compared to $12.3 million at December 31, 2005, an increase of $1.9 million as availability under both lines increased due to changes in eligible inventories and reduced borrowings.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.57 to 1 at March 31, 2006, compared with a ratio of 1.56 to 1 at December 31, 2005. Both current assets and current liabilities were substantially unchanged. The ratio of total debt to shareholders’ investment decreased to 0.94 to 1 at March 31, 2006 from 1.10 to 1 at December 31, 2005. This ratio improved as stockholders’ investment increased during 2006 as a result of additional net income for the year and reduced use of credit lines.

To maintain an efficient level of trailer production, increased expenditures for working capital items have been and may continue to be required from time to time to support production levels in excess of sales. Production levels in excess of new order levels during the first quarter of 2006 have resulted in the growth of finished trailer inventories by $0.4 million from December 31, 2005. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of March 31, 2006, approximately 93 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 78 percent at March 31, 2005 and 86 percent at December 31, 2005. For the three months ended March 31 2006, total units sold equaled units produced and new coach inventory valuation increased slightly. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the second quarter of 2006, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, and other fixed obligations that will require cash flows of $7.9 million in addition to amounts required to cover checks not yet presented for payment, which at March 31, 2006 was $3.2 million. At March 31, 2006 the Company had availability on its credit lines of approximately $14.2 million. Additional payments may be required for the commitments and contingencies referred to in Note 4 of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. These payments are expected to be funded by cash generated from operations, including reductions in receivable and inventory levels, as well as availability on existing lines of credit.

Index

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q, is a summary of the Company’s agreements with its principal lenders:

1. The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of March 31, 2006, asset-based availability on the revolving credit line was $16.8 million with outstanding borrowings of $2.4 million, outstanding letters of credit of $2.3 million and remaining borrowing availability of $12.1 million. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $106,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at March 31, 2006.

2. The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of March 31, 2006, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $17.5 million with $15.4 million outstanding and $2.1 million available to borrow. The Company was in compliance with all the covenants of this agreement at March 31, 2006.

3. In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. In December 2005, this agreement was amended to reduce the available line from $3.0 million to $2.0 million, as the Company’s need for this financing has been reduced as the Foretravel dealership was discontinued. As of March 31, 2006, $0.1 million was outstanding under this agreement. The Company was in compliance with the financial covenants of this agreement at March 31, 2006.

4. The Company’s motorcoach shell manufacturer provides shells to the Company on a four month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period, whichever occurs first. At March 31, 2006, the amount due to the Company’s shell manufacturer for consigned shells was $4.4 million and there were no shells with an expired consignment term.

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

Certain Other Obligations

       As described in Note 4 to the unaudited condensed consolidated financial statements included in this annual report on Form 10-Q, the Company is subject to a number of commitments and contingencies that may affect its liquidity.

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the three months ended March 31, 2006, as reflected in the condensed consolidated statements of cash flow:

Operating activities generated net cash of $5.1 million. The Company’s net income of $1.4 million included non-cash depreciation and amortization of $0.5 million. Changes in working capital items provided an additional $3.2 million in cash flow. Net changes in receivables, inventories and prepaid assets was cash neutral, with a decrease in inventory providing $0.9

Index

million and a decrease in prepaid assets providing $0.4, that was offset by an increase of $1.1 million in accounts receivable and $0.2 million in leased trailers. Net changes in accounts payable, accrued liabilities and other current liabilities provided net cash of $3.2 million. Changes in these liabilities included: an increase of $1.8 million in accounts payable as a result of higher purchasing activity and raw material inventory levels at the trailer division, an increase of $1.2 million in motorcoach shells payable as the number of shells in process increased; a decrease of $0.1 million in customer deposits and a $0.3 million increase in accrued liabilities.

The Company’s investing activities used cash of $0.4 million. Purchases of plant and equipment items totaled $0.5 million and have been financed with cash provided by operating activities, while sales of retired equipment provided proceeds of $0.1 million.

The Company’s financing activities used net cash of $4.6 million. Wholesale financing borrowings were reduced by $3.0 million and other long term borrowings were reduced by $0.5 million. Checks issued but not presented for payment decreased by $1.2 million. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank. Issuance of common stock for exercised options provided $0.1 million.

The Company believes that its current sources of liquidity will be sufficient to fund continued operations and capital requirements for the next twelve months. As described above, the Company has agreements with its two major lenders to continue funding for the remainder of 2006, assuming ongoing compliance with applicable covenants.

For the foreseeable future, the Company does not plan to pay dividends but instead will follow the policy of reinvesting any earnings in order to finance the expansion and development of its business. The Company is a party to certain loan agreements that prohibit the payment of dividends without the lenders’ consent.

Off-balance sheet arrangements

As of March 31, 2006, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

Forward-looking statements

We have made, and may continue to make, various written or verbal forward-looking statements with respect to our business, including statements contained in this quarterly report on Form 10-Q, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward looking statements are those involving the outcome of future events that are based upon current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, adequacy of and ability to implement price increases to address rising aluminum prices, its industry outlook, product development programs, effectiveness of sales efforts and marketing affiliations and sufficiency of capital and ability to comply with respective debt covenants. Our forward-looking statements generally relate to The Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements made by up or on our behalf.

The words “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date made, are based on current expectations, are inherently uncertain and should be viewed with caution. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, other that required by law.

Featherlite wishes to caution readers that the factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K, among others, in some cases have affected, and in the future could affect, Featherlite’s actual results and could cause Featherlite’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Featherlite.

Index

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2005, as reported to the Company by its suppliers was $0.92 in 2005, $0.85 in 2004, and $0.68 in 2003. The current average aluminum cost per pound for 2006 delivery was $1.15 for the first three months of 2006. The Company’s cost of aluminum, which was approximately 15 percent of consolidated cost of sales in 2005, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. In 2004, the Company obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduced substantially the risk of aluminum cost fluctuations for the year. The Company did not obtain such commitments for 2005 nor has it obtained such commitments for 2006. In the event the Company elects to enter into fixed-price aluminum contracts, there is a potential risk of loss related to such contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s products.

The Company initiated a 4 percent price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2005 unless they were ordered and in backlog at December 31, 2005. The Company also initiated a 4.5 percent aluminum surcharge on all aluminum trailer models invoiced after January 17, 2006 unless they were ordered and in backlog at January 17, 2006. Management estimates that the price increase was effective for approximately 80 percent of eligible trailers and the surcharge was effective for approximately 40 percent of the eligible trailers shipped during the first quarter of 2006 and that these price increases should become fully effective for all shipments during the second quarter of 2006. Management believes this price increase and the surcharge will cover the higher aluminum costs in 2006 but may not cover other cost increases as well. If the cost of aluminum increases significantly above current levels and the Company cannot increase its product prices sufficiently to cover such increases, the Company’s results of operations may be harmed. Based upon 2005 annual pounds used, a price increase for aluminum of $0.01 per pound would reduce the Company’s future net income by approximately $132,000 per year.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Approximately $22 million of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $135,000 at current debt levels.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information in “Forward-looking statements,” you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. Those factors, if they were to occur, could cause our actual results to differ materially from those

Index

expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 6. EXHIBITS

See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEATHERLITE, INC.
(Registrant)

FEATHERLITE, INC.

Date: May 10, 2006	By:	/s/ CONRAD D. CLEMENT

President & CEO

FEATHERLITE, INC.

Date: May 10, 2006	By:	/s/ JEFFERY A. MASON

Chief Financial Officer

Index

EXHIBIT INDEX
Form 10-Q
Quarter ended March 31, 2006

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

Index