Form 10-Q
period 2006-06-30
FEATHERLITE INC
filed 2006-08-11
CIK 928064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Or
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

11,060,160 shares as of August 11, 2006

INDEX

FEATHERLITE, INC.
INDEX
Form 10-Q
Quarter ended June 30, 2006

INDEX
Part I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Featherlite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)
	June 30,	December 31,
ASSETS	2006	2005

Current assets
Cash	$140	$91
Receivables	9,249	7,178
Refundable income taxes	337	337
Inventories
Raw materials	8,309	7,438
Work in process	14,469	13,886
Finished trailers/motorcoaches	26,935	21,536
Used trailers/motorcoaches	9,982	12,854
Total inventories	59,695	55,714
Leased promotional trailers	1,496	1,550
Prepaid expenses	1,083	1,820
Deferred tax asset	1,329	1,329
Total current assets	73,329	68,019

Property and equipment, net	16,320	16,583
Other assets	3,945	3,199
	$93,594	$87,801

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities
Wholesale financing and other notes payable	$19,569	$18,923
Current maturities of long-term debt	1,868	1,791
Checks issued, not yet presented	4,399	4,419
Motorcoach shell costs payable	6,436	3,142
Accounts payable	5,613	4,384
Accrued liabilities	9,980	8,194
Customer deposits	1,536	2,832
Total current liabilities	49,401	43,685
Long-term debt
Bank line of credit	183	2,418
Other long-term debt, net of current maturities	9,531	10,168
Total long-term debt	9,714	12,586
Deferred income taxes	1,259	1,259
Deferred grant income	23	30
Minority interest in subsidiary	5	5
Commitments and contingencies (Note 4)

Shareholders’ investment	33,192	30,236
	$93,594	$87,801
See notes to unaudited condensed consolidated financial statements

INDEX

Featherlite, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$54,096	$52,084	$114,529	$110,671
Cost of sales	44,581	44,159	95,736	92,994

Gross profit	9,515	7,925	18,793	17,677
Selling and administrative expenses	6,366	5,510	12,783	12,291
Income from operations	3,149	2,415	6,010	5,386
Other income (expense)
Interest	(662)	(704)	(1,307)	(1,335)
Other, net	36	13	71	41
Total other expense	(626)	(691)	(1,236)	(1,294)
Income before income taxes	2,523	1,724	4,774	4,092
Minority interest in subsidiary loss	-	11	-	(1)
(Provision) for income taxes	(984)	(660)	(1,862)	(1,555)
Net income	$1,539	$1,075	$2,912	$2,536

Net income per share -
Basic	$0.14	$0.10	$0.26	$0.23
Diluted	$0.13	$0.09	$0.25	$0.22

Average common shares outstanding-
Basic	11,060	10,930	11,050	10,909
Diluted	11,697	11,627	11,681	11,532

See notes to unaudited condensed consolidated financial statements

INDEX

Featherlite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash provided by (used for) operating activities
Net income	$2,912	$2,536
Depreciation and amortization	1,024	1,215
Other non cash adjustments, net	(125)	85
Changes in other working capital items, net	(996)	(6,498)
Net cash provided by (used for) operating activities	2,815	(2,662)

Cash provided by (used for) investing activities
Purchase of Sanford, Florida facility	-	(1,006)
Purchases of other property and equipment	(698)	(873)
Proceeds from equipment sales	137	71
Net cash used for investing activities	(561)	(1,808)

Cash provided by (used for) financing activities
Proceeds from wholesale financing/bank line of credit	149,914	134,623
Repayment of wholesale financing/bank line of credit	(150,894)	(132,153)
Borrowings for Sanford facility repurchase	-	5,280
Settlement of Sanford facility lease obligation	-	(4,435)
Repayment of other short-term debt	(608)	(598)
Proceeds from other long-term debt	320	-
Repayment of other long-term debt	(974)	(848)
Proceeds from issuance of common stock upon exercise of options	57	148
Increase (decrease) in checks issued not yet presented	(20)	2,387
Net cash provided by (used for) financing activities	(2,205)	4,404

Net cash increase (decrease) for period	49	(66)
Cash balance, beginning of period	91	179

Cash balance, end of period	$140	$113

Supplemental disclosure, non-cash:
Trailers exchanged for advertising	$62	$-

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and six month periods ended June 30, 2006 and 2005. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 2: Other Assets

Other assets included in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005
Aircraft held for resale	$2,340	$2,340
Deposits	532	532
Leased promotional trailers	398	242
Advertising and promotion	675	85
Total	$3,945	$3,199

There were no aircraft purchases or sales during the three and six month periods ended June 30, 2006 and 2005. The aircraft is recorded at its estimated net realizable value. The Company did not record any market value write-down during the three or six month periods ended June 30, 2006 on the aircraft as the market for used business class aircraft has stabilized.

Advertising and promotion has increased as a result of the Company extending a sponsorship agreement through 2012 and the recording of certain obligations and benefits related to the extension.

INDEX

Note 3: Debt Financing Arrangements

Wholesale Financing and Other Notes Payable: At June 30, 2006 and December 31, 2005, wholesale financing and other notes payable consisted of the following (in thousands):
	2006	2005
GE Commercial Distribution Finance Company (GE) $25 million wholesale finance agreement, interest rate of prime plus 0.25% when the prime is less than 6.25%, otherwise prime (8.00% at June 30, 2006 and 7.25% at December 31, 2005); secured by financed motorcoaches and other assets of the Company	$19,333	$17,447
Regions Bank (Regions) $2 million floor plan financing agreement, monthly interest at the prime rate plus 0.5% (8.75% at June 30, 2006 and 7.75% at December 31, 2005); secured by financed motorcoaches and Coachmen trailers	30	662
Note payable with an insurance premium finance company, interest at 5.61%, payable in monthly installments of $103,570, including interest.	206	814
	$19,569	$18,923

At June 30, 2006, the Company was in compliance with the covenants contained in the financing agreements governing the above facilities and notes.

Line of Credit: Under the terms of a Revolving Loan and Security Agreement, the Company has a $17 million asset-based line of credit with U.S Bank. As of June 30, 2006 this credit facility had outstanding borrowings of $0.2 million, outstanding letters of credit of $2.3 million and remaining borrowing availability of $14.5 million. Advance rates are based upon 70-85% of the Company’s eligible accounts receivable and 30-70% of the Company’s eligible inventory. Interest is equal to the prime interest rate. The Company was in compliance with all of the covenants of this credit agreement, which also covers the term notes included in “other long-term debt” as of June 30, 2006.

Other Long-Term Debt: Other long-term debt consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
U.S. Bank term notes payable; interest at prime (8.25% at June 30, 2006 and 7.00% at December 31, 2005) payable in monthly installments of $106,000 plus interest; until October 31, 2008 when remaining balance of $115,000 then due; contains same collateral and covenant provisions as Revolving Loan and Security Agreement.	$3,818	$4,212
Mortgage note with GE Commercial Finance Business Property Corporation on Florida real estate, with a fixed annual interest rate of 6.49% and payable over a 12 year term by monthly principal and interest payments of $53,000.	4,875	5,031
Bank notes payable; interest at 6.5%; $26,600 payable monthly including interest; balance of $2.4 million due May 2007; collateralized by aircraft	2,531	2,606
Notes and capitalized leases to banks and others, interest at average of 6.0%, payable in varying monthly installments through 2007; collateralized by real estate and vehicles	175	110
Total	11,399	11,959
Less current maturities	(1,868)	(1,791)
	$9,531	$10,168

INDEX

Note 4: Commitments and Contingencies

Inventory Repurchase Agreements-Pursuant to inventory floor plan financing arrangements available to Featherlite trailer dealers, the Company may be required, in the event of default by a financed dealer, to repurchase trailers from certain financial institutions or to reimburse the institutions for unpaid balances, including finance charges plus costs and expenses. The Company was contingently liable under these arrangements for a maximum of $20.1 million at June 30, 2006. During the three and six months ended June 30, 2006, the Company made no repurchases under these arrangements. No reserve has been provided for this contingency because, in the opinion of management, there is sufficient historical evidence to support that the aggregate amount of such repurchases on an annual basis has been less than 1 percent of annual sales and the repossessed inventory has been resold to other dealers without a loss. The Company has no motorcoach dealers and has no repurchase obligations with respect to motorcoaches except as may arise from time to time as a result of litigation or related settlements in the ordinary course of business.

Self Insurance- The Company is partially self-insured for a portion of certain health benefit and workers’ compensation insurance claims. The Company’s maximum annual claim exposure under these programs varies as follows: for health claims there is an annual stop loss of $150,000 per claim but no aggregate loss limit. For workers compensation claims, there is a $250,000 per occurrence limit and an aggregate annual loss limit of $2.2 million. At June 30, 2006, $1.4 million and $0.6 million was accrued for estimated unpaid workers compensation and health claims, respectively and at December 31, 2005 $1.5 million and $0.5 million was accrued for estimated unpaid workers compensation and health claims respectively. These amounts are classified in accrued liabilities in the unaudited condensed consolidated balance sheets. The Company has obtained irrevocable standby letters of credit in the amount of approximately $2.3 million in favor of the certain workers’ compensation claim administrators to guarantee settlement of claims they process. These letters of credit have reduced amounts available for borrowing under the U.S. Bank Credit Facility discussed in Note 3.

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

Aluminum and other purchase commitments- The Company has not obtained any fixed price commitments from suppliers for any part of its expected aluminum requirements in 2006. In certain prior years the Company has obtained commitments for a substantial portion of its estimated production requirements to reduce the risk related to fluctuations in the cost of aluminum, the principal commodity used in the Company’s trailer segment. At June 30, 2006, the Company had a firm commitment to purchase motorcoach shells in an aggregate amount of $6.8 million in 2006, which the Company expects to fulfill. There are no commitments for 2007 as of June 30, 2006.

Warranty- The Company is not a guarantor of any obligations that would require it to recognize a liability for the fair value of the underlying obligation at its inception. However, it does have product warranty liabilities that are provided for as described in Note 2 to the consolidated financial statements included in the Company’s 2005 annual report on Form 10-K. Following is a summary of the changes in these liabilities during the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	--Three months--		-- Six months--
	2006	2005	2006	2005
Balance beginning of period	$1,310	$1,247	$1,198	$1,221
Provision for units sold during period	249	385	738	808
Claims paid during the period	(404)	(349)	(781)	(746)
Balance, end of period	$1,155	$1,283	$1,155	$1,283

Operating leases- The Company leases certain office and production facilities under various operating leases that expire at varying dates through 2011. Rent expense for the three month periods ended June 30, 2006 and 2005 was $362,000 and $276,000, respectively and for the six month periods ended June 30, 2006 and 2005 was $708,000 and $546,000 respectively. As of June 30, 2006, aggregate rental payments under these operating leases are estimated to be $1.4 million over the next 12 months.

INDEX

Sponsorship and promotional agreements- The Company is party to sponsorship and promotional agreements for advertising and promotional services with certain providers. These agreements expire at varying dates through 2012. Advertising and promotional expenses incurred under these agreements for the three month periods ended June 30, 2006 and 2005 was $175,000 and $156,000, respectively and for the six month periods ended June 30, 2006 and 2005 was $349,000 and $312,000 respectively. As of June 30, 2006, advertising expense resulting from this agreement is estimated to be $774,000 over the next 12 months.

Note 5: Shareholders’ Investment

The components of shareholders’ investment are detailed as follows (in thousands):

	June 30,	Dec. 31,
	2006	2005
Common stock - without par value;
Authorized - 40,000 shares;
Issued - 11,060 shares at June 30, 2006;
11,021 shares at Dec. 31, 2005	$18,607	$18,562
Additional paid-in capital	4,403	4,403
Retained earnings	10,182	7,271
Total Shareholders’ investment	$33,192	$30,236

On April 9, 2005, the Board of Directors approved a three-for-two split of the Company’s common stock with a proportional increase in the number of issued and outstanding shares. All shares and per share amounts in this Form 10-Q have been restated to reflect the retroactive effect of the stock split.

On March 31, 2006, the Company cancelled 1,905 shares of common stock that had been issued in 1998 under the earn-out provision of the agreement to acquire the assets of Mitchell Motorcoach Company. The earn-out provision expired in 2001 and these shares remained unearned and should have been cancelled.

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

At June 30, 2006 and December 31, 2005, respectively, an aggregate of 947,451 options and 1,001,651 options were outstanding under these plans. These options were granted at prices ranging from $0.74-$4.07 per share, and are exercisable at various dates not to exceed 10 years from the date of grant. During the three month period ended June 30, 2006 no options were exercised and during the six month period ended June 30, 2006, options totaling 40,700 shares were exercised at average prices of $1.35 with $55,000 of proceeds received by the Company. There were no options granted and options totaling 13,500 shares were forfeited during the three and six month periods ended June 30, 2006.

In December 2004, the Financial Accounting Standards Board (FASB) released its final revised standard, Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments. SFAS 123(R) requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We have no outstanding liability based service awards. SFAS 123(R) also

INDEX

requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as was previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Adoption of SFAS 123(R) is required for annual periods beginning after December 15, 2005. We adopted the fair value based method of SFAS 123 in January, 2003 through the provisions allowed in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The adoption of SFAS 123(R) in the third quarter of 2005 did not have a material impact on income from continuing operations, income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basis and diluted earnings per share.

Note 7: Net Income per Share

Following is a reconciliation of the weighted average shares outstanding, including the effect of the 3 for 2 stock split described in Note 5, which was used to determine basic and diluted net income per share for the three-month and six month periods ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three months		Six months
	2006	2005	2006	2005
Net income	$1,539	$1,075	$2,912	$2,536

Weighted average number of basic shares Outstanding	11,060	10,930	11,050	10,909
Dilutive effect of
Stock options, net of tax benefit	474	539	403	471
Warrants	163	158	228	152

Weighted average number of diluted shares Outstanding	11,697	11,627	11,681	11,532
Net income per share - basic	$0.14	$0.10	$0.26	$0.23
Net income per share - diluted	$0.13	$0.09	$0.25	$0.22

No shares and 13,000 shares at June 30, 2006 and 2005, respectively, were excluded from the dilutive effect of stock options because the exercise price of the options was greater than the market value of the stock at those dates.

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

Information on business segment net sales, income (loss) before income taxes and identifiable assets are as follows for the three-month and six-month periods ended June 30, 2006 and 2005 (in thousands):

INDEX

	Trailers	Motorcoaches	Corporate and other	Total
Three month period ended June 30,
2006
Net sales to external customers	$43,116	$10,980	$-	$54,096
Income (loss) before income taxes *	4,749	(1,343)	(883)	2,523
Identifiable assets	42,275	47,083	4,236	93,594

2005
Net sales to external customers	$34,487	$17,594	$3	$52,084
Income (loss) before income taxes *	2,172	(69)	(379)	1,724
Identifiable assets	39,003	52,952	4,299	96,254

Six month period ended June 30,
2006
Net sales to external customers	$82,899	$31,630	$-	$114,529
Income (loss) before income taxes *	7,884	(1,457)	(1,653)	4,774
Identifiable assets	42,275	47,083	4,236	93,594
2005
Net sales to external customers	$72,198	$38,353	$120	$110,671
Income (loss) before income taxes *	5,370	215	(1,493)	4,092
Identifiable assets	39,003	52,952	4,299	96,254

* There was no minority interest in subsidiary income or loss included “Corporate and Other” in the three and six month periods ended June 30, 2006 and there was minority interest in subsidiary loss of ($11) and income of $1 included in “Corporate and Other” and in “Total” for the three months and six month periods ended June 30, 2005, respectively.

Note 9: Subsequent Event

The Company entered into an Agreement and Plan of Merger, dated as of July 26, 2006 (the “Merger Agreement”), with Universal Trailer Holdings Corp. (“Universal Trailer”) of Cincinnati, Ohio, a corporation with majority ownership by Dubin Clark & Company, a private equity investment firm, and Dart Acquisition Corp. (“Dart”), a wholly-owned subsidiary of Universal Trailer. Under the Merger Agreement, Dart will merge with and into the Company and the Company will become a wholly-owned subsidiary of Universal Trailer (the “Merger”).

Under the terms of the Merger Agreement, each shareholder of the Company will receive $6.50 in cash for each outstanding share of Company stock, and the holders of outstanding and vested options and warrants to purchase shares of Company stock will receive a cash payment for each such share equal to the difference between $6.50 and the exercise price under such option or warrant.

A special committee of the Company’s outside directors has approved the Merger Agreement. The consummation of the Merger is subject to various conditions, including shareholder approval; the expiration of the applicable waiting period under the Hart-Scott-Rodino Act; the closing of debt financing arrangements; the continued effectiveness of the agreement between Universal Trailer and Featherlite Coaches, Inc. (“Featherlite Coaches”) referred to below; and other customary closing conditions.

The Company expects to announce a special meeting of the Company's shareholders following preparation and filing of proxy materials with the Securities and Exchange Commission.

In addition, Featherlite Coaches, a newly-formed company controlled by Conrad Clement, the Company’s Chairman, President and CEO, Tracy Clement, Featherlite’s Executive Vice President, and Bulk Resources, Inc., has entered into a definitive agreement with Universal Trailer to purchase the assets and assume substantially all of the liabilities of Featherlite’s motorcoach division following the closing of the Merger. The Company is not a party to this agreement and does not own any equity of Featherlite Coaches. As noted above, the closing of the Merger is subject to the agreement between Featherlite Coaches and Universal Trailer remaining in full force and effect.

Please refer to Part II, item 1A for additional information regarding the proposed merger.

INDEX

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the Company's results of operations and financial condition for the three-month and six-month periods ended June 30, 2006 and 2005. The Company has rounded its results to the nearest $0.1 million increment in the narratives discussing the Company’s operating results.

Results of Operations

Three-month periods ended June 30, 2006 and 2005 (second quarter)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the second quarter ended June 30, 2006 and 2005:

CONSOLIDATED DATA	2nd Quarter 2006 vs. 2005 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2006	2005
Net sales	$2.0	3.9%	100.0%	100.0%
Gross profit	1.6	20.1	17.6	15.2
Selling and administrative expenses	0.8	14.5	(11.8)	(10.6)
Interest expense	-	-	(1.2)	(1.4)
Other income (expense)	-	-	0.1	-
Income before income taxes	0.8	46.3	4.7	3.3
Minority interest in subsidiary	-	-	-	-
Net income	$0.4	43.2%	2.8%	2.1%

SEGMENT DATA	2nd Quarter 2006 vs. 2005 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2006	2005
Net Sales
Trailers	$8.6	25.0%	79.7%	66.2%
Motorcoach	(6.6)	(37.6)	20.3	33.8
Corporate and other	-	-	-	-
Income before income taxes
Trailers	$2.6	118.6%	8.8%	4.2%
Motorcoach	(1.3)	(1,846)	(2.5)	(0.1)
Corporate and other	(0.5)	(113.9)	(1.6)	(0.7)

On a consolidated basis, the Company’s net income for the second quarter ended June 30, 2006 was $1.5 million or $0.13 cents per diluted share, compared with net income of $1.1 million, or $0.09 cents per diluted share for the second quarter of 2005. The higher second quarter net income results in 2006 were the result of increased sales and gross margin improvement in the trailer division, partially offset by decreased margins as a result of decreased sales of new motorcoaches in the motorcoach division and an increase in bonus accruals in the corporate and other segment compared to the same period of 2005.

Consolidated net sales for the second quarter of 2006 increased 3.9 percent ($2.0 million) to $54.1 million compared to net sales of $52.1 million for the second quarter of 2005. For the trailer segment, net sales of specialty trailers and transporters increased by 25.0 percent ($8.6 million) in 2006 compared to the second quarter of 2005. Unit sales were up by 13.7 percent, as nearly all product categories showed increased unit sales. Net revenue per unit was up 10.0 percent in 2006 compared to 2005, which reflects a favorable impact from the 4 percent price increase effective January 1, 2006, the 4.5 percent aluminum surcharge effective January 17, 2006, the 2% surcharge increase effective April 3, 2006, as well as changes in product mix. Motorcoach segment net sales decreased by 37.6 percent ($6.6 million) in the second quarter of 2006 compared to the same

INDEX

quarter of 2005. New unit sales were down 60.0 percent and used unit sales decreased by 44.4 percent in 2006 compared to 2005, as management believes that customers postponed buying decisions due to uncertainties related to the Company’s January 9, 2006 announcement that it intended to explore strategic alternatives. These unit decreases were partially offset by an increase in the average net revenue per motorcoach unit sold in 2006, which increased by 24.8 percent compared with the same quarter of 2005. The net revenue per new unit sold increased by 10.7 percent and the net revenue per used unit sold increased by 43.1 percent.

Consolidated gross profit margin increased by 20.1 percent ($1.6 million) to $9.5 million for the second quarter of 2006 from $7.9 million for the same quarter in 2005, as a significantly increased gross profit in the trailer segment was partially offset by a decreased gross profit in the motorcoach segment. As a percentage of net sales, consolidated gross profit margin for the quarter was 17.6 percent in 2006 compared to 15.2 percent in 2005 due to manufacturing efficiencies experienced in the trailer division as a result of increased unit volume and a greater mix of trailers, which carry higher margin percentages than motorcoaches. Total trailer segment gross profit increased by $2.9 million (54.2 percent) in the second quarter of 2006 compared to 2005, as the result of higher unit sales and an increase in gross profit as a percent of sales of 3.6 percentage points in 2006 compared to 2005. The price increases implemented were sufficient to fully absorb the increased cost of aluminum and the increased unit volume allowed the Company to leverage the fixed elements of supervision and overhead. Motorcoach segment total gross margin decreased by $1.3 million (51.4 percent) in 2006, primarily as the result of reduced unit sales. Motorcoach segment gross profit margin as a percentage of sales also decreased by 3.3 percentage points in the second quarter of 2006 compared to 2005, contributing to the margin reduction as management believes that purchasing decisions were delayed while customers awaited resolution of uncertainties related to the Company’s January 9, 2006 announcement that it intended to explore strategic alternatives.

Consolidated selling and administrative expenses increased by $0.8 million (14.5 percent) in the second quarter of 2006, to $6.3 million from $5.5 million in the second quarter of 2005. As a percentage of sales, these expenses increased to 11.8 percent in 2006 from 10.6 percent in 2005. Trailer segment expenses increased by $0.3 million compared to 2005, as increased sales expenses were required to support the higher level of sales. Motorcoach segment expenses were flat in 2006 compared to 2005. Corporate and other expenses increased by $0.5 million in 2006 compared to the second quarter of 2005, primarily reflecting an increased accrual of executive management performance bonuses and costs related to exploring strategic alternatives in 2006, partially offset by a reduced market value write-down of the Company aircraft in 2006 that was recorded in 2005.

Consolidated interest expense decreased by less than $0.1 million in the second quarter of 2006 compared to the same quarter in 2005 as higher interest rates in 2006 were offset by lower average borrowings. Other income, net, was unchanged in the second quarter of 2006 compared to the same quarter in 2005.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $0 in the second quarter of 2006 compared to $11,000 in the same quarter in 2005. This amount represents the equity interest of the 49 percent minority owned share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the quarter includes the accounts of FCC, which reflected a total pre-tax operating income of $0 for the second quarter of 2006 compared to a loss of $22,000 in the same period in 2005. This activity has been discontinued due to lack of profitable operations at the end of 2005.

Consolidated income before taxes (IBT) increased by approximately $0.8 million in the second quarter of 2006 to $2.5 million compared to $1.7 million the same quarter in 2005. This increase in 2006 compared to 2005 reflects an increase $2.6 million in trailer segment IBT, partially offset by decreases of $1.3 million and $0.5 million of IBT in the motorcoach and corporate and other segments, respectively, for the reasons discussed above.

Income tax provision rates of approximately 39 and 38 percent were used in 2006 and 2005, respectively, reflecting the federal corporate tax rate and effective state tax rates estimated for each year. A higher rate is being used for 2006 because of the reduced availability of state loss carryforwards that were used previously.

INDEX

Six-month periods ended June 30, 2006 and 2005 (six months)

The following table summarizes changes in the Company’s consolidated and segment results of operations (in millions) and as a percentage of net sales for the six months ended June 30, 2006 and 2005:

CONSOLIDATED DATA	Six months 2006 vs. 2005 Increase (Decrease)		Percent of Net Sales
	Amount (mil)	Percent Change	2006	2005
Net sales	$3.9	3.5%	100.0%	100.0%
Gross profit	1.1	6.3	16.4	16.0
Selling and administrative expenses	0.5	4.0	(11.2)	(11.1)
Interest expense	-	-	(1.1)	(1.2)
Other income (expense)	-	-	0.1	-
Income before income taxes	0.7	16.7	4.2	3.7
Provision for income taxes	0.3	19.7	(1.6)	(1.4)
Minority interest in subsidiary	-	-	-	-
Net income	$0.4	14.9%	2.5%	2.3%

SEGMENT DATA	Six months 2006 vs. 2005 Increase (Decrease)		Percent of Net Sales
	Amount (mils)	Percent Change	2006	2005
Net Sales
Trailers	$10.7	14.8%	72.4%	65.2%
Motorcoach	(6.7)	(17.5)	27.6	34.7
Corporate and other	(0.1)	(100.0)	-	0.1
Income before income taxes
Trailers	$2.5	46.8%	6.9%	4.9%
Motorcoach	(1.7)	(777.7)	(1.3)	0.2
Corporate and other	(0.2)	(10.8)	(1.4)	(1.3)

On a consolidated basis, the Company’s net income for the six months ended June 30, 2006 was $2.9 million or $0.25 cents per diluted share, compared with net income of $2.5 million, or $0.22 cents per diluted share for the same period in 2005. The higher first six months net income results in 2006 were the result of increased sales and gross margin improvement in the trailer division, partially offset by decreased margins as a result of decreased sales of new motorcoaches.

Consolidated net sales for the first six months of 2006 increased 3.5 percent ($3.9 million) to $114.5 million compared to net sales of $110.6 million for the same period in 2005. For the trailer segment, net sales of specialty trailers and transporters increased by 14.8 percent ($10.7 million) in 2006 compared to the same period of 2005. Unit sales were up by 6.7 percent, as most product categories showed increased unit sales, with the exceptions being horse and commercial trailers, which showed decreased unit sales. Net revenue per unit was up 7.8 percent in 2006 compared to 2005, which reflects a favorable impact from the 4 percent price increase effective January 1, 2006, the 4.5 percent aluminum surcharge effective January 17, 2006, the 2% surcharge increase effective April 3, 2006, as well as changes in product mix. Motorcoach segment net sales decreased by 17.5 percent ($6.7 million) in the first six months of 2006 compared to the same period in 2005. New unit sales were down 28.6 percent and used unit sales decreased by 19.4 percent in 2006 compared to 2005, as management believes that customers postponed buying decisions due to uncertainties related to the Company’s January 9, 2006 announcement that it intended to explore strategic alternatives. These unit decreases were partially offset by an increase in the average net revenue per used unit sold in 2006, which increased by 18.0 percent compared with the same period of 2005 due to an increase in the mix of higher priced units. The net revenue per new unit sold decreased by 1.4 percent in 2006 compared to 2005.

Consolidated gross profit margin increased by 6.3 percent ($1.1 million) to $18.8 million for the six months ended June 30, 2006 from $17.7 million for the same period in 2005, as a significantly increased gross profit in the trailer segment was partially offset by a decreased gross profit in the motorcoach segment. As a percentage of net sales, consolidated gross profit

INDEX

margin for the six months ended June 30, 2006 was 16.4 percent compared to 16.0 percent for the same period in 2005 due to improving margins in the trailer segment and a greater mix of trailers, which carry higher margin percentages than motorcoaches, partially offset by reduced margins in the coach division. Total trailer segment gross profit increased by $2.9 million (24.4 percent) in the six months ended June 30, 2006 compared to 2005, as the result of higher sales and an increase in gross profit as a percent of sales by 1.4 percentage points in 2006 compared to 2005. Motorcoach segment total gross margin decreased by $1.8 million in 2006, primarily the result of reduced unit sales. Motorcoach segment gross profit margin as a percentage of sales also decreased by 2.4 percentage points in the six months ended June 30, 2006 compared to 2005, as management believes that purchasing decisions were delayed while customers awaited resolution of uncertainties related to the Company’s January 9, 2006 announcement that it intended to explore strategic alternatives.

Consolidated selling and administrative expenses increased by $0.5 million (4.0 percent) in the six months ended June 30, 2006, to $12.8 million from $12.3 million in the same period of 2005. As a percentage of sales, these expenses increased to 11.2 percent in 2006 from 11.1 percent in 2005. Trailer segment expenses increased by $0.5 million compared to 2005, as increased sales expenses were required to support the higher level of sales. Motorcoach segment expenses decreased by $0.1 million in 2006 compared to 2005. Corporate and other expenses increased by $0.1 million in 2006 compared to the first six months of 2005, primarily reflecting an increased accrual of executive management performance bonuses and costs related to the exploration of strategic alternatives, partially offset by a reduced market value write-down of the Company aircraft in 2006 than was necessary in 2005.

Consolidated interest expense decreased by less that $0.1 million in the first six months of 2006 compared to the same period in 2005 as higher interest rates in 2006 were offset by lower average borrowings. Other income, net, was unchanged in the first six months of 2006 compared to the same period in 2005.

Minority interest in the Company’s 51 percent owned subsidiary’s loss was $1,000 in the six months ended June 30, 2006 compared to a minority interest in income of $(1,000) in the same period in 2005. This amount represents the equity interest of the 49 percent minority owned share of pre-tax losses in Featherlite Chemicals, LLC (FCC) that was formed in 2003 to market car care products. The accompanying condensed consolidated statement of operations for the six month periods includes the accounts of FCC, which reflected no pre-tax operating income for the first six months of 2006 compared to income of $1,000 in 2005. This activity has been discontinued due to lack of profitable operations at the end of 2005.

Consolidated income before taxes (IBT) increased by approximately $0.7 million in the six months ended June 30, 2006 to $4.8 million compared to $4.1 million the same period in 2005. This increase in 2006 compared to 2005 reflects an increase $2.5 million in trailer segment IBT, partially offset by decreases of $1.7 million and $0.1 million of IBT in the motorcoach and corporate and other segments, respectively, for the reasons discussed above.

Income tax provision rates of approximately 39 and 38 percent were used in 2006 and 2005, respectively, reflecting the federal corporate tax rate and effective state tax rates estimated for each year. A higher rate is being used for 2006 because of the reduced availability of state loss carryforwards that were used previously.

Outlook

The Company remains cautiously optimistic about the level of sales for the remainder of 2006. At June 30, 2006, the trailer order backlog was $14.2 million compared to $18.1 million at December 31, 2005 and $16.3 million at June 30, 2005. While trailer backlog has decreased from December 31, 2005, order levels have remained strong in 2006 and have been filled from increased finished trailer inventory levels. The motorcoach backlog was $1.7 million at June 30, 2006, compared to $2.3 million and $9.2 million at December 31, 2005 and June 30, 2005, respectively. While fluctuations in motorcoach backlog and inventory levels will occur with variations in customer preferences in buying completed coaches rather than ordering custom coaches for future delivery, management expects that demand for new coaches during the remainder of 2006 will be stronger than the demand experienced in the first six months of 2006 as uncertainties related to the Company’s process of exploring strategic alternatives have been removed. If the rise in gasoline prices or other future events harm the general economy, the Company may experience reduced demand for its products. There is continuing focus by the Company on the sales and marketing related activities that have been effective in increasing sales in the past, but there is no assurance they will be successful in generating orders sufficient to meet management’s expectations.

INDEX

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

Liquidity and Capital Resources

General

The Company’s liquidity is primarily affected by its cash flow from operations together with changes in amounts available to borrow on its approved lines of credit with U.S. Bank and GE. During the six months ended June 30, 2006, the Company’s operating activities provided net cash of $2.8 million, as net income and non-cash depreciation and amortization charges provided $3.9 million and working capital changes used $1.0 million. At June 30, 2006, the Company had approximately $16.3 million available to borrow under its credit lines compared to $12.3 million at December 31, 2005, an increase of $4.0 million as availability under both lines increased due to changes in eligible inventories and reduced borrowings.

The Company’s liquidity can be measured by two key indicators, its current ratio and its ratio of debt to shareholders’ investment. The Company’s ratio of current assets to current liabilities was 1.48 to 1 at June 30, 2006, compared with a ratio of 1.56 to 1 at December 31, 2005. Current assets increased by $5.3 million and current liabilities increased by $5.7 million. The ratio of total debt to shareholders’ investment decreased to 0.94 to 1 at June 30, 2006 from 1.10 to 1 at December 31, 2005. This ratio improved as stockholders’ investment increased during 2006 as a result of additional net income earned during the year.

To maintain an efficient level of trailer production, increased expenditures for working capital items have been and may continue to be required from time to time to support production levels in excess of sales. Production levels in excess of new order levels during the first six months of 2006 have resulted in the growth of finished trailer inventories by $1.0 million from December 31, 2005. It is the Company’s expectation that a substantial portion of these additional trailers will be sold to dealers in the coming months. However, there is no assurance this will occur, which could adversely impact the liquidity of the Company.

To maintain a level motorcoach production schedule, production may begin on coaches before an order has been received from a specific buyer. As of June 30, 2006, 100 percent of the coaches in production and to be completed over the next four months have not been sold to specific customers as compared to 59 percent at June 30, 2005 and 86 percent at December 31, 2005. During the six months ended June 30, 2006, units produced exceeded units sold and new coach inventory valuation increased by $5.9 million. While it is the Company’s expectation that substantially all of these motorcoaches will be sold to specific customers, there is no assurance this will occur. Accordingly, this could adversely impact the liquidity of the Company.

During the third quarter of 2006, the Company has scheduled payments for debt principal and interest, expiring motorcoach shell consignment agreements, and other fixed obligations that will require cash flows of $7.4 million in addition to amounts required to cover checks not yet presented for payment, which at June 30, 2006 was $4.4 million. At June 30, 2006 the Company had availability on its credit lines of approximately $16.3 million. Additional payments may be required for the commitments and contingencies referred to in Note 4 of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q. These payments are expected to be funded by cash generated from operations, including reductions in receivable and inventory levels, as well as availability on existing lines of credit.

INDEX

Credit Facilities and Other Financing Activities

The following, read in conjunction with Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q, is a summary of the Company’s agreements with its principal lenders:

1. The Company’s Amended and Restated Loan Agreement with U.S. Bank is in an aggregate amount of $27.8 million, including $17.0 million in an asset-based revolving credit commitment, $8.1 million in term loans on existing real estate and equipment and $2.7 million as a term loan for new equipment purchases. As of June 30, 2006, asset-based availability on the revolving credit line was $17.0 million with outstanding borrowings of $0.2 million, outstanding letters of credit of $2.3 million and remaining borrowing availability of $14.5 million. The $8.1 million term notes are repayable over varying terms ending October 31, 2008 with aggregate monthly principal payments of $106,000 plus interest until maturity. Monthly principal payments are required on the outstanding principal balance on the new equipment term loan based on a 60 month amortization schedule and will be determined as borrowings are made on this note with the unpaid balance due on October 31, 2008. The Company was in compliance with all the covenants of this agreement at June 30, 2006.

2. The Company’s Amended Wholesale Financing Agreement with GE provides for aggregate financing of $25 million on new and used motorcoaches held as inventory by the Company. As of June 30, 2006, the aggregate availability under this agreement based upon motorcoach inventory levels and composition was $21.1 million with $19.3 million outstanding and $1.8 million available to borrow. The Company was in compliance with all the covenants of this agreement at June 30, 2006.

3. In 2003, the Company entered into a Floor Plan Financing Agreement with Regions Bank, for aggregate financing of $3.0 million to fund 100 percent of the cost of new motorcoaches purchased for resale from Foretravel, the manufacturer. During 2004, the Agreement was amended to provide for use of this line to also fund purchases of travel trailers from Coachmen, Inc. In December 2005, this agreement was amended to reduce the available line from $3.0 million to $2.0 million, as the Company’s need for this financing has been reduced as the Foretravel dealership was discontinued. As of March 31, 2006, less than $0.1 million was outstanding under this agreement. The Company was in compliance with the financial covenants of this agreement at June 30, 2006.

4. The Company’s motorcoach shell manufacturer provides shells to the Company on a four month consignment basis. Payment is required at the time a motorcoach is sold or at the end of the consignment period, whichever occurs first. At June 30, 2006, the amount due to the Company’s shell manufacturer for consigned shells was $6.4 million and there were no shells with an expired consignment term.

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

6. On May 25, 2004 the Company entered into an agreement to reschedule payments due under an Aircraft Security Agreement dated June 11, 1999 between the Company and 1st Source Bank. Under the revised repayment schedule, the remaining principal balance is to become due on May 21, 2007. However, the Company expects to refinance this note and as a result is classifying the balance of $2,531,000 less the current portion of $161,000 as a long term liability.

Certain Other Obligations

As described in Note 4 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q, the Company is subject to a number of commitments and contingencies that may affect its liquidity.

INDEX

Statement of Cash Flows

Following is a discussion of the principal components of the Company’s cash flow for the six months ended June 30, 2006, as reflected in the condensed consolidated statements of cash flow:

Operating activities generated net cash of $2.8 million. The Company’s net income provided $2.9 million and depreciation, amortization and other non-cash items provided $0.9 million, while changes in working capital items consumed $1.0 million of cash. Net changes in receivables, inventories and prepaid assets used cash of $5.5 million. Inventories increased by $4.0 million due primarily to an increase in new coaches on hand, accounts receivable increased by 2.1 million, and leased trailers increased by $0.1 million. These increases were partially offset by a decrease in prepaid expenses of $0.7 million. Net changes in accounts payable, accrued liabilities and other current liabilities provided net cash of $4.3 million. Changes in these liabilities included: an increase of $1.2 million in accounts payable as a result of higher purchasing activity and raw material inventory levels at the trailer division, an increase of $3.3 million in motorcoach shells payable as the number of shells in process increased; a decrease of $1.3 million in customer deposits and a $1.1 million increase in accrued liabilities.

The Company’s investing activities used cash of $0.6 million. Purchases of plant and equipment items totaled $0.7 million and have been financed with cash provided by operating activities and borrowings of $0.3 million on the capital expenditures term note, while sales of retired equipment provided proceeds of $0.1 million.

The Company’s financing activities used net cash of $2.2 million. Wholesale financing and credit line borrowings were reduced by $1.0 million. Other long term borrowings were reduced by $0.9 million as a result of payments and increased by $0.3 million for additional borrowings. Net other short term borrowings were reduced by $0.6 million. Checks issued but not presented for payment were substantially unchanged. Borrowings on the U.S. Bank line of credit are used to fund these checks as they are presented for payment at the bank. Issuance of common stock for exercised options provided $0.1 million.

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

Other events

The Company entered into an Agreement and Plan of Merger, dated as of July 26, 2006 (the “Merger Agreement”), with Universal Trailer Holdings Corp. (“Universal Trailer”) of Cincinnati, Ohio, a corporation with majority ownership by Dubin Clark & Company, a private equity investment firm, and Dart Acquisition Corp. (“Dart”), a wholly-owned subsidiary of Universal Trailer. Under the Merger Agreement, Dart will merge with and into the Company and the Company will become a wholly-owned subsidiary of Universal Trailer (the “Merger”).

Under the terms of the Merger Agreement, each shareholder of the Company will receive $6.50 in cash for each outstanding share of Company stock, and the holders of outstanding and vested options and warrants to purchase shares of Company stock will receive a cash payment for each such share equal to the difference between $6.50 and the exercise price under such option or warrant.

A special committee of the Company’s outside directors has approved the Merger Agreement. The consummation of the Merger is subject to various conditions, including shareholder approval; the expiration of the applicable waiting period under the Hart-Scott-Rodino Act; the closing of debt financing arrangements; the continued effectiveness of the agreement between Universal Trailer and Featherlite Coaches, Inc. (“Featherlite Coaches”) referred to below; and other customary closing conditions.

INDEX

The Company expects to announce a special meeting of the Company's shareholders following preparation and filing of proxy materials with the Securities and Exchange Commission.

In addition, Featherlite Coaches, a newly-formed company controlled by Conrad Clement, the Company’s Chairman, President and CEO, Tracy Clement, Featherlite’s Executive Vice President, and Bulk Resources, Inc., has entered into a definitive agreement with Universal Trailer to purchase the assets and assume substantially all of the liabilities of Featherlite’s motorcoach division following the closing of the Merger. The Company is not a party to this agreement and does not own any equity of Featherlite Coaches. As noted above, the closing of the Merger is subject to the agreement between Featherlite Coaches and Universal Trailer remaining in full force and effect.

Forward-looking statements

We have made, and may continue to make, various written or verbal forward-looking statements with respect to our business, including statements contained in this quarterly report on Form 10-Q, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward looking statements are those involving the outcome of future events that are based upon current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management. Any statement that is not a historical fact, including any statement regarding estimates, projections, future trends and the outcome of events that have not occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to its growth strategy, adequacy of and ability to implement price increases to address rising aluminum prices, its industry outlook, product development programs, effectiveness of sales efforts and marketing affiliations and sufficiency of capital and ability to comply with respective debt covenants. Our forward-looking statements generally relate to The Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements made by us or on our behalf.

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

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company is exposed to market risks related to changes in the cost of aluminum. Aluminum is a commodity that is traded daily on the commodity markets and fluctuates in price. The average Midwest delivered cash price per pound for ingot aluminum during the three years ended December 31, 2005, as reported to the Company by its suppliers was $0.92 in 2005, $0.85 in 2004, and $0.68 in 2003. The current average aluminum cost per pound for 2006 delivery was $1.19 for the first six months of 2006. The Company’s cost of aluminum, which was approximately 15 percent of consolidated cost of sales in 2005, varies from these market prices due to vendor processing charges, timing of purchases, and contractual commitments with suppliers for specific prices and other factors. In 2004, the Company obtained commitments from suppliers to provide, at an agreed upon fixed price, more than 90 percent of its anticipated requirements for 2004, which reduced substantially the risk of aluminum cost fluctuations for the year. The Company did not obtain such commitments for 2005 nor has it obtained such commitments for 2006. In the event the Company elects to enter into fixed-price aluminum contracts, there is a potential risk of loss related to such contracts if there is a substantial drop in the actual cost of aluminum in relation to the contract price, which would affect the competitive price of the Company’s products.

The Company initiated a 4 percent price increase for substantially all trailer products other than interior packages that are invoiced after December 31, 2005 unless they were ordered and in backlog at December 31, 2005. The Company also initiated a 4.5 percent aluminum surcharge on all aluminum trailer models invoiced after January 17, 2006 unless they were

INDEX

ordered and in backlog at January 17, 2006. This surcharge was increased to 6.5 percent on April 3, 2006, unless the trailers were ordered and in backlog at April 3, 2006. The Company also implemented a 3.5% price increase effective on all 2007 model trailers, which began shipping approximately July 1, 2006 and is expected to be fully implemented over the next three months. Management believes these price increases and the surcharge will cover the higher aluminum costs in 2006 but may not cover other cost increases as well. If the cost of aluminum increases significantly above current levels and the Company cannot increase its product prices sufficiently to cover such increases, the Company’s results of operations may be harmed. Based upon 2005 annual pounds used, a price increase for aluminum of $0.01 per pound could reduce the Company’s future net income by approximately $132,000 per year if not compensated for by price increases or reductions in other costs.

Interest Rate Risk

The Company is exposed to market risks related to changes in U.S. and international interest rates. Approximately $23 million of the Company’s debt bears interest at a variable rate. An interest rate increase by one percentage point would reduce the Company’s future annual net income by approximately $145,000 at current debt levels.

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

INDEX

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Failure to complete the recently announced acquisition of Featherlite could negatively affect the market price of our common stock and our future business and operations.

  On July 26, 2006, we signed a definitive merger agreement to be acquired by Universal Trailer Holdings Corp., which is majority-owned by Dubin Clark & Company, a private equity firm. If this transaction is not completed for any reason, we will be subject to a number of material risks, including:

•	Under circumstances described in the merger agreement, we could be required to pay termination fees of $2 million or $500,000;

•	Under circumstances described in the merger agreement, we could be required to pay up to $1 million of Universal Trailer’s expenses in connection with the merger transaction;

•
Our motorcoach division may be unable to increase order and sales levels, which management believes have been materially adversely affected as a result of the Company's exploration of strategic alternatives (including the proposed merger);

•	The market price of our common stock may decline to the extent the current market price of such shares reflects a market assumption that the merger transaction will be completed; and

•
The Company’s costs and expenses related to the merger transaction, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the transaction is not completed.

  If this transaction is not completed for any reason, including, without limitation, the inability of the acquirer to obtain the necessary debt financing or the inability of Universal Trailer and Featherlite Coaches to maintain the effectiveness of the agreement between them, we may not be able to identify other alternative strategic options that are worth pursuing. Prior to the closing of this proposed merger transaction, or, if this proposed merger transaction is not consummated, we may be subject to other uncertainties and risks, including the diversion of management’s attention, which could have a material adverse effect our business, financial condition and results of operations.

Other risk factors

In addition to the above and other information set forth in this report, including the important information in “Forward-looking statements,” you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

INDEX

Item 6. EXHIBITS

See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               FEATHERLITE, INC.
               (Registrant)

Date: August 11, 2006	By:	/s/ CONRAD D. CLEMENT

President & CEO

Date: August 11, 2006	By:	/s/ JEFFERY A. MASON

Chief Financial Officer

INDEX

EXHIBIT INDEX
Form 10-Q
Quarter ended June 30, 2006

Exhibit No.        Description

2.1
Agreement and Plan of Merger, dated as of July 26, 2006, by and among Universal Trailer Holdings Corp., Dart Acquisition Corp. and Featherlite, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on July 27, 2006).

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